Form 10-K
period 2012-12-31
Celator Pharmaceuticals Inc
filed 2013-04-01
CIK 1327467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-54852

CELATOR PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2680869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303B College Road East Princeton, New Jersey	08540

(Address of principal executive offices)	(Zip Code)

(609) 243-0123

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable

The registrant had 13,673,160 shares of common stock outstanding on March 12, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CELATOR PHARMACEUTICALS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission, referred to herein as the SEC, encourages companies to disclose forward looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements that the Company, as defined in Item 1, may make from time to time, including, without limitation, statements contained in this c constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things:

•	if Celator is unable to raise substantial additional funding, it will be unable to complete the development and potential commercialization of CPX-351

•

raising additional funds by issuing securities, or through licensing or lending arrangements may cause dilution to Celator’s existing stockholders, restrict Celator’s operations or require it to relinquish proprietary rights

•	Celator relies on third-party distributors and manufacturers for the supply of CPX-351 and there is no guarantee that Celator can procure sufficient quantities of drug to supply the Phase 3 study

•

if third parties upon which Celator relies to manufacture its product fail to provide products at acceptable quality levels or prices, Celator’s development and commercialization of any of its product candidates could be stopped, delayed or made less profitable

•	the failure to enroll patients in clinical studies may cause delays in developing CPX-351

•

the results of preclinical studies and early clinical studies are not necessarily predictive of future results and any product candidate Celator advances, if any, may not have favorable results in later clinical studies or receive regulatory approval

•	the regulatory approval process is uncertain and may prevent Celator from obtaining approval for the commercialization of the product candidates

•	Celator’s products may be subject to technology risks that may restrict or prevent their development and commercialization

•

the Company may not be successful in protecting and enforcing its proprietary technologies and its intellectual property, and third party intellectual property may limit or interfere with, or eliminate its ability to make, use and sell the Company’s products

•	other factors discussed under “Risk Factors.”

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward looking statements contained in this Form 10-K annual report might not occur. You are cautioned not to place undue reliance on forward-looking statements which speak only as of the date of this Form 10-K annual report. Celator is not under any obligation, and Celator expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law. All subsequent forward-looking statements attributable to Celator, or to any person authorized to act on Celator’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I

ITEM 1.	BUSINESS

Overview

Celator Pharmaceuticals, Inc. (“Celator” or the “Company”) is a pharmaceutical company developing new and more effective therapies to treat cancer. Celator was founded in 1999 by a team led by Dr. Lawrence Mayer (currently the Company’s President and Head of Research). CombiPlex®, Celator’s proprietary drug ratio technology platform, represents an approach that identifies molar ratios of drugs that will deliver a synergistic benefit, and locks the desired ratio in a nano-scale drug delivery vehicle that maintains the ratio in patients with the goal of improving clinical outcomes. Celator’s pipeline includes two clinical stage products: CPX-351 for the treatment of acute myelogenous leukemia (“AML”), for which Celator has submitted a Phase 3 protocol to the U.S. Food and Drug Administration (the “FDA”) and commenced enrollment in 2012, and CPX-1 for the treatment of colorectal cancer, for which Celator has completed a Phase 2 study as well as preclinical-stage compounds and research programs. Celator may advance a broad pipeline of cancer therapies involving both previously approved and novel drug agents, based on Celator’s CombiPlex and proprietary drug delivery platforms. Since the founding of Celator, over $115.3 million has been invested in developing the CombiPlex technology and a pipeline of drugs.

The Company is an “emerging growth company” under the provisions of the Jumpstart Our Business Startups Act, or the “JOBS Act.” As part of the JOBS Act, companies with less than $1 billion in gross revenue can qualify as an “emerging growth company.” Therefore, the Company qualifies as an emerging growth company as defined in the JOBS Act, and, as such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act,

•	reduced disclosure obligations regarding executive compensation in the Company’s periodic and annual reports,

•	not being required to comply with certain new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, and

•	not being required to obtain stockholder approval of any golden parachute payments not previously approved.

The Company intends to take advantage of the reduced disclosure obligations. Additionally, the Company qualifies as a “smaller reporting company” and thus have the advantage of not being required to provide the same level of disclosure as larger public companies. Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can elect to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected not to opt in to Section 107 and, therefore, will not delay adoption of certain accounting standards applicable to public companies.

The Company can remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which the Company’s annual gross revenues exceed $1 billion, (ii) the date that the Company becomes a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will occur if the market value of the Company’s common units that are held by non-affiliates exceeds $700 million as of the last business day of the Company’s most recently completed second fiscal quarter, and (iii) the date on which the Company has issued more than $1 billion in non-convertible debt during the preceding three-year period. At this time, the Company expects to remain both a “smaller reporting company” and “emerging growth company” for the foreseeable future.

Celator’s CombiPlex Technology

Emerging evidence indicates that anti-cancer drug combinations can act synergistically, additively or antagonistically depending on the ratio of the agents being combined. While this relationship can be evaluated readily in vitro where drug ratios can be controlled, the translation of such information in vivo is complicated by the fact that the individual drugs administered as a conventional combination or drug “cocktail” may be distributed, metabolized and eliminated differently. This prevents control of the drug ratio following administration and may result in exposure of cancer cells to antagonistic drug ratios with a corresponding loss of therapeutic activity.

Celator developed its CombiPlex technology platform because the standard of care rarely takes advantage of the critical role that drug ratios may play in combination chemotherapy treatment. The ability to identify the ratio of drugs that will produce a synergistic benefit, and a technology that makes it possible to maintain and deliver that ratio in the body, could have a profound impact on combination chemotherapy efficacy.

A distinguishing feature of Celator’s CombiPlex technology is the proprietary delivery vehicles developed to encapsulate and maintain drug combinations at the desired ratio after in vivo administration. Drug combinations used to treat cancer are often comprised of agents with very different chemical compositions and physical properties. Consequently, formulating drug combinations with such disparate features into a single pharmaceutical product that can release both drugs at the same rate in the body represents a significant technical challenge. Celator has developed two distinct nano-scale drug delivery technology platforms based on liposomes and nanoparticles that together provide great versatility in controlling the encapsulation and retention properties for therapeutic agents from a wide range of drug classes.

Celator scientists are recognized experts in the development and assessment of lipid-based drug carriers. This expertise has been critical to the development of a novel liposome delivery technology capable of co-formulating multiple therapeutic agents. Specifically, cell-based screening assays have frequently identified synergistic drug combinations of agents with markedly different chemical attributes. In the simplest terms, one drug may be highly water soluble, while the other may exhibit low solubility in water but higher lipid solubility. In order to design a delivery system for such agents it is necessary to

•	control the ratio of the drugs in the carrier when prepared;

•	maintain the ratio of the drugs in the carrier while circulating in the blood; and

•	ensure that the drugs are released at the correct synergistic ratio when delivered to the tumor by the carrier.

Celator’s formulation scientists have been able to achieve this through manipulations of existing liposomal carriers as well as the development of proprietary drug loading methods and low-cholesterol liposome compositions, where two chemically diverse agents in Celator’s proprietary liposomes provides controlled and simultaneous release of both drugs in the blood.

Not all anti-cancer drugs of interest to Celator will be compatible with liposome formulation approaches. While liposomes typically can be utilized with agents that exhibit some degree of water solubility, highly hydrophobic agents, such as the taxanes, are not well retained by the liposomes once in the body. This precludes maintenance of desired drug ratios for combinations containing such agents. Thus, Celator has focused research on the development of polymer and polymer-lipid hybrid nanoparticle systems for co-formulation of hydrophobic drugs. This approach is less sensitive to the physicochemical properties of the original drug and allows for the co-formulation and coordinated in vivo release of multiple drugs with widely different properties from the same particle.

Celator Pipeline Overview

Celator believes its CombiPlex technology, and the drugs that have been developed utilizing it, offer an attractive opportunity for the following reasons:

•	Two products have advanced beyond proof of concept to mid- to late-stage clinical development;

•	Celator has a pipeline of additional drug candidates for in-house development or partnering opportunities; and

•	The technology and the products have intellectual property protection.

Celator’s pipeline includes: CPX-351 (a liposomal formulation of cytarabine:daunorubicin), which has completed two randomized, controlled Phase 2 studies in patients with acute myeloid leukemia (AML) has commenced a Phase 3 study in 300 patients with secondary AML, or “sAML,” a form of AML with a poor prognosis; CPX-1 (a liposomal formulation of irinotecan:floxuridine), which has completed a Phase 2 study in patients with colorectal cancer; CPX-571 (a liposomal formulation of irinotecan:cisplatin), a preclinical stage compound; and HDPN, a hydrophobic docetaxel prodrug nanoparticle formulation, also known as CPX-8, that has been selected by the National Cancer Institute’s Nanoparticle Characterization Laboratory for in vitro and in vivo study.

Celator is focusing its internal infrastructure efforts and expenditures initially on developing CPX-351 while examining opportunities to partner/collaborate with pharmaceutical companies or secure additional financing to advance other product candidates or exploit its CombiPlex technology. In addition to the development strategy described above, in order to enhance Celator’s future growth, Celator may seek, on an opportunistic basis, to pursue complementary or strategic acquisitions, licenses and investments to continue to drive growth. Substantial additional funds will be required in order to successfully carry out Celator’s business strategy.

Celator Product Candidates

CPX-351

Untreated AML in all ages is rapidly fatal, with patients dying on average within a few months of diagnosis. Even with treatment, particular groups of AML patients continue to have a poor prognosis. In 2013, it is estimated that approximately 14,590 people in the U.S. will be diagnosed with AML and 10,370 AML patients will die. This reflects the fact that most AML patients will ultimately succumb to their disease and fewer than 30% will be cured. Risk factors that decrease sensitivity of the leukemia to therapy or decrease patient tolerance to therapy include increasing age, poor performance status, co-morbid medical conditions, accumulated chromosomal abnormalities, adverse mutations and multidrug resistance. Given that the median age at diagnosis of AML is 67 years, it is not surprising that the majority of patients diagnosed with AML are at high risk and in need of improved treatment options.

Acute myeloid leukemia (AML) represents a group of clonal hematopoietic stem cell disorders in which both failure to differentiate and excessive proliferation in the stem cell compartment result in accumulation of non-functional cells termed myeloblasts. Untreated AML in all ages is rapidly fatal, with patients dying on average within a few months of diagnosis. Even with treatment, particular groups of AML patients continue to have a poor prognosis. AML in the elderly (age ≥60) is associated with increased risk of not responding to therapy and increased risk of dying from the treatment. Risk factors that decrease patient tolerance to therapy or sensitivity of the leukemia to therapy include increasing age, poor performance status, co-morbid medical conditions, accumulated chromosomal abnormalities, adverse mutations, and multi-drug resistance. There is broad overlap of these risk factors with most elderly AML patients having one or more adverse features. The poor results of treatment in elderly patients with AML lead to a reluctance to treat elderly patients with intensive regimens designed to induce aplasia and complete remission.

Clearing the marrow of leukemia has historically been the only means of obtaining prolonged survival in AML patients. This is usually accomplished by use of intensive cytotoxic/cytoreductive therapy. The intensity of treatment needed to induce aplasia and complete remission is associated with early mortality rates of 10-20% in elderly patients considered fit for intensive therapy and is higher in patients with co-morbidities and poor performance status.

Secondary AML (sAML) is a term that has been used to cover a heterogeneous group of poor prognosis AML arising in a setting of prior treatment with cytotoxic agents or large field radiation therapy and/or antecedent hematologic disorders (AHD). At the chromosomal level, specific karyotypic abnormalities have been identified and linked to myelodysplasia.

The 7+3 regimen consisting of seven days of continuous infusion of cytarabine combined with bolus injections of an anthracycline, such as daunorubicin, on days 1-3 has been the standard first-line treatment for AML for over 30 years. Better therapies are urgently needed in view of the relatively poor prognosis for most patients with AML. Efforts to improve these outcomes, including intensification of treatment via modification of dose levels and schedules and/or addition of new cytotoxic and targeted therapies to existing regimens, have had limited success.

Despite the widespread use of the 7+3 regimen for AML, there has been little research focused on understanding how these two drugs interact on a cellular level. The different treatment schedules used for cytarabine and daunorubicin in the 7+3 regimen result in leukemia cells being exposed to constantly changing ratios, which may limit the effectiveness of this chemotherapy combination when some of those ratios are antagonistic. In fact, drug ratio dependency was observed and superiority of the 5:1 (i.e., number of molecules) molar ratio was identified by Celator in pre-clinical studies, both in vivo and in vitro. Consequently, the CombiPlex technology platform was applied to this combination and nano-scale liposomes were engineered that co-encapsulated cytarabine and daunorubicin and maintained the optimal synergistic drug ratio for extended periods of time after intravenous injection with the aim of improving anti-leukemia activity.

Scientific Rationale for CPX-351

When tested in a panel of tumor cell lines, the combination of cytarabine plus daunorubicin consistently displayed synergy and avoided antagonism at a 5:1 molar ratio. Decreasing the drug ratio resulted in a loss of synergy and an increased occurrence of antagonism. Nano-scale liposomes were engineered that co-encapsulated the two agents and maintained the drug ratio for extended times after intravenous injection. The drug ratio dependency and superiority of the 5:1 molar ratio was also confirmed with these delivery systems in preclinical leukemia efficacy studies. CPX-351 exhibited superior therapeutic activity compared to the conventional administration of this drug cocktail in all leukemia models tested, with high proportions of cures, and evidence of in vivo synergy under conditions where the drug cocktail provided minimal anti-leukemic activity. Importantly, this increased activity was selective for leukemia cells.

Increased efficacy with CPX-351 was observed in mice bearing bone marrow-engrafted human leukemia. In the absence of treatment the bone marrow is completely overrun with human leukemia cells within 21 days of intravenous tumor inoculation. The drug cocktail of cytarabine:daunorubicin administered at its maximum tolerated dose (“MTD”) caused a modest reduction of leukemia cells in the bone marrow as evidenced by bone cross sections. These mice died from leukemia shortly after treatment terminated. In contrast, the bone marrows of mice treated with CPX-351 were completely cleared of tumor cells and survival of the mice was extended by months. Studies have also demonstrated that CPX-351 persists in the bone marrow for days and that the liposome encapsulated drugs are taken up more by leukemia cells than by normal bone marrow cells.

The Company believes that the research that has been performed, both preclinically and clinically, cannot by its nature provide conclusive evidence that the product provides a completely antagonism-free approach to AML treatment. The Company believes, however, that the product candidate should maximize the probability of an antagonism-free approach to AML treatment and that up to this point in time there is no evidence, from either preclinical experiments or clinical observations, that is inconsistent with the hypothesis. Preclinical studies have suggested that in vivo delivery of the 5:1 molar ratio of cytarabine and daunorubicin could markedly improve efficacy of this drug combination. Also, the prolonged drug exposure in the bone marrow provided by CPX-351 over the drug cocktail may provide further efficacy enhancement. Taken together, these preclinical studies supported the testing of CPX-351 in a clinical setting.

Previous Clinical Studies with CPX-351

To date, three clinical studies have been completed with CPX-351: (1) a Phase 1 dose escalation study in 48 advanced leukemia patients, (2) a randomized Phase 2 study in 126 newly diagnosed AML patients age 60-75, and (3) a randomized Phase 2 study in 125 first relapse AML patients age 18-65. Additional investigator initiated clinical studies examining CPX-351 as a bone marrow conditioning agent for stem cell transplant are also ongoing. Results from the completed clinical studies that provide the rationale for the proposed Phase 3 registration study, as well as for the CPX-351 clinical development plan, in general, are provided below.

Phase 1 Study – Study 101

A Phase 1 dose escalation study was conducted at four centers in the U.S. in patients with relapsed/refractory leukemia or high-risk myelodysplastic syndrome (“MDS”). CPX-351 was administered every other day for 3 doses by 90-minute infusion. The MTD was determined to be 101 U/m2 (1 Unit = 1.0 mg cytarabine + 0.44 mg daunorubicin) with dose limiting toxicities of persistent (>56 days) neutropenia (abnormally low number of neutrophils, the most important type of white blood cell) and thrombocytopenia (decrease of platelets in blood), hypertensive crisis and congestive heart failure (in the setting of sepsis). Pharmacokinetic (“PK”) analysis confirmed maintenance of the 5:1 molar ratio for over 24 hours and prolonged circulation half-life. Complete response (“CR”: defined as a disappearance of leukemia from the bone marrow, with normal blood counts) was first observed at 43 U/m2, roughly one-half of the MTD. At study completion, 48 patients had been entered. Among 43 AML patients, CR was achieved in nine patients and complete response with incomplete normal blood cell recovery (“CRi”: defined as a disappearance of leukemia from the bone marrow, with incomplete blood cell recovery) was observed in one patient at 32 U/m2. The positive outcomes of this Phase 1 study supported evaluating the efficacy of CPX-351 in a Phase 2 setting.

Randomized Phase 2 Study of CPX-351 in Newly Diagnosed AML Patients Age 60-75 – Study 204

The clinical anti-leukemic activity observed in the Phase 1 study was sufficient to allow initiation of a randomized study in newly diagnosed AML patients age 60-75, comparing CPX-351 (100 U/m2 ) against first-line therapy (7+3 regimen of cytarabine plus daunorubicin using 100 mg/m2 cytarabine per day for 7 days as a continuous infusion and 60 mg/m2 daunorubicin per day for 3 days). This study was intended to be a direct test of whether delivery of a fixed, synergistic ratio of the two drugs (i.e., CPX-351) provided increased clinical efficacy over conventional administration of the same agents (i.e., 7+3 regimen). Patients were randomized 2:1 to receive CPX-351 or 7+3, respectively, and patients were stratified by risk group where patients classified as high risk had either older age (70-75) or sAML or complex cytogenetics (≥3 abnormalities). The primary endpoint of this study was response rate (CR + CRi: defined as the number of patients with CR and CRi divided by the number of patients receiving treatment, expressed as a percentage) and a successful Phase 2 study was prospectively defined as a difference in response rate favoring CPX-351 with a p-value <0.1, which would support moving forward to a Phase 3 study.

The table below presents the efficacy and early mortality results from Study 204 for the overall patient population as well as for sAML patients, a group that was prospectively identified for subset analysis in the protocol. sAML is AML that arises from a pre-existing myelodysplastic syndrome or myeloproliferative disease, or treatment-related AML, which is caused after chemotherapy or radiation therapy for a previous malignancy. sAML is typically associated with a worse prognosis. In the overall population, patients treated with CPX-351 achieved relative improvements over the control arm; a 23% increase in leukemia clearance (87.7% vs. 71.1%: defined as disappearance of leukemia from the bone marrow after treatment), a 30% higher response rate (66.7% vs. 51.2%) and an approximately 3-fold lower 60-day mortality rate (4.7% vs. 14.6%).

Table: Major efficacy parameter outcomes for CPX-351 and 7+3 treatment arms in the overall and secondary AML populations

	All Patients			All Patients	sAML			sAML
	CPX-351 (n=84)	7+3 (n=41)		Relative Improvement Over Control	CPX-351 (n=33)	7+3 (n=19)		Relative Improvement Over Control
Leukemia Clearance Rate (%)	87.7	71.1		23.3%	81.8	57.9		41.3%
Response (CR+CRi) Rate (%)	66.7	51.2		30.3%	57.5	31.6		82.0%
60-Day Mortality (%)	4.7	14.6		~3x lower	6.1	31.6		~5x lower
1-Year Survival (%)	54.1	56.1	*	-3.7%	42.4	10.5	*	~4x higher
Median Overall Survival (months)	14.7	12.9	*	14.0%	12.1	6.1	*	~2x higher

*	Includes patients who clinical investigators deemed non-responders to 7+3 who crossed over and received CPX-351.

One of the primary objectives of this randomized, controlled, Phase 2 clinical study was to identify a well-defined patient population exhibiting benefits from CPX-351 treatment that would be predictive of success in a Phase 3 setting. While improvements in leukemia clearance and response were observed for CPX-351 in all AML subgroups, the benefits were largest in high risk patients and sAML patients, in particular, which constitute approximately 40% of the study population. In sAML patients, the leukemia clearance rate increased 41.3% relative to the 7+3 control arm (81.8% vs. 57.9%), the response rate increased by 82% (57.5% vs. 31.6%), the 60-day mortality was decreased approximately 5-fold (6.1% vs. 31.6%), the 1-year survival rate increased approximately 4-fold (42.4% vs. 10.5%) and the median overall survival time increased approximately 2-fold (12.1 months vs. 6.1 months). Overall survival (“OS”) results demonstrated improvements with CPX-351 that were statistically significant (p=0.01) an approximate 54% decrease in the risk of death (hazard ratio=0.46) after 24 months of follow-up. It is important to note that patient demographics and risk factors were well balanced between the two study arms indicating that the improvements were not likely due to imbalances between the treatment arms favoring CPX-351. No other subgroup analyses were statistically significant, which is not unexpected given the small number of patients in each subgroup. The analyses do provide hypotheses for future studies in this patient population.

An exploratory feature of this study design was that patients randomized to the control arm were allowed to cross over to receive CPX-351 if there was evidence of persistent AML after 7+3 treatment with little likelihood of achieving response. This design element provided important evidence that CPX-351 is active in patients who do not respond to the 7+3 regimen. Specifically, of the 10 non-responders to 7+3 who chose to cross over to CPX-351 treatment, four achieved complete response and all four were alive beyond one year. The efficacy of CPX-351 observed in these patients suggests that CPX-351 may be active in treating AML patients who fail front line treatment with the 7+3 regimen.

In terms of safety, a qualitatively similar profile of adverse events (“AEs”) were observed for both CPX-351 and the 7+3 regimen. The key difference in adverse events between CPX-351 and 7+3 was greater myelosuppression (decrease in bone marrow activity) with more prolonged median time to recovery from neutropenia (4 additional days) and thrombocytopenia (9 additional days) observed in the CPX-351 arm. This difference can be considered the flip side of the same effect that potent activity in the bone marrow had on leukemia clearance. Associated with this greater myelosuppression were increased adverse events such as febrile neutropenia and infection. In spite of these increased AEs, there was a decrease in the 60-day mortality rate associated with CPX-351 compared to 7+3 (4.7% vs. 14.6%), indicating that the AEs associated with CPX-351 treatment were reversible and well managed.

Randomized Phase 2 Study of CPX-351 in AML in First Relapse, Patients Age 18-65 – Study 205

Results from the Phase 1 study of CPX-351 also provided the rationale for a second randomized Phase 2 study (Study 205) for patients with first relapse AML, age 18-65. Eight patients age 65 or younger in the Phase 1 study had first relapse AML and all 8 achieved leukemia-free status leading to a complete response in 4 of the patients. Study 205 (supported through partnership with The Leukemia & Lymphoma Society® (“LLS”)) was structured similarly to the newly diagnosed AML clinical study. Patients were randomized 2:1 to receive either CPX-351 (81 patients) administered at the same dose and schedule as used in Study 204 or the control arm consisting of salvage treatment (44 patients). Patients were stratified by a methodology known as the European Prognostic Index (“EPI”) into three strata: favorable risk, intermediate risk, and unfavorable risk based on a scoring system that evaluated duration of first remission, cytogenetics, age, and presence or absence of prior stem cell transplant. The risk factors used to calculate the EPI were well balanced between the CPX-351 and salvage treatment arms. The distributions across risk groups were similar to historical data with approximately 12%, 20% and 68% in favorable, intermediate and unfavorable risk groups, respectively.

The primary endpoint of this study was survival at 1 year with secondary endpoints including response rate and 60-day mortality. Due to the lack of any established standard of care for first relapse AML, the choice of salvage treatment for the control arm was determined by the investigator. Historical data indicate that approximately 70% of patients with first relapse AML of this age will die of their leukemia within the first year, regardless of salvage treatment used.

Table: Major efficacy parameter outcomes for CPX-351 and Salvage treatment arms in the overall and unfavorable risk first relapse AML populations

	All Patients		All Patients	Unfavorable EPI		Unfavorable EPI
	CPX- 351 (n=81)	Salvage (n=44)	Relative Improvement Over Control	CPX- 351 (n=56)	Salvage (n=29)	Relative Improvement Over Control
Leukemia Clearance Rate (%)	78.7	51.2	53.7%	66.1	41.4	59.7%
Response (CR+CRi) Rate (%)	49.4	40.9	20.8%	39.3	27.6	42.4%
60-Day Mortality (%)	14.8	15.9	6.9%	16.1	24.1	33.2%
1 Year Survival (%)	37.0	29.5	25.4%	30.4	10.3	~3x higher
Median Overall Survival	8.5	6.3	34.9%	6.6	4.2	57.1%

The results from the first relapse AML Phase 2 study shown in the table above closely mirrored those in newly diagnosed AML patients. CPX-351 exhibited higher rates of leukemia clearance and response rate as well as improvements in OS and 1-year survival rate. Similar to the newly diagnosed AML study, the degree of benefit provided by CPX-351 was greater in patients with poor prognosis (i.e., unfavorable risk by the EPI). For patients in the unfavorable risk category (68% of the overall population), CPX-351 outperformed the control arm of salvage treatment with a 59.7% relative increase in leukemia clearance (66.1% vs. 41.4%), a 42.4% relative increase in response rate (39.3% vs. 27.6% ), a decrease in 60-day mortality (16.1% vs. 24.1%), a 57.1% relative increase in median OS (6.6 months vs. 4.2 months) and an approximately 3-fold higher 1-year survival rate (30.4% vs. 10.3%). The overall survival curves for the unfavorable risk first relapse AML patients revealed a statistically significant (p=0.02) improvement for CPX-351 with an approximate 45% decrease in the risk of death (hazard ratio=0.55). No other subgroup analyses were statistically significant, which is not unexpected given the small number of patients in each subgroup. The analyses do provide hypotheses for future studies in this patient population.

The general safety profile was comparable for both study arms except for more prolonged neutropenia and thrombocytopenia following CPX-351 with median absolute neutrophil count recovery (>1000/µL) requiring 42.0 days vs. 32.5 days and median platelet recovery (>100,000/µL) requiring 49.0 days vs. 35.0 days. More prolonged myelosuppression led to higher rates of severe infections (66.7% vs. 61.4%), fatal infections (12.3% vs. 6.8%) and hemorrhage events.

The encouraging results obtained with CPX-351 in the first relapse AML study not only identify an additional AML population that is likely to benefit from CPX-351 treatment, but corroborate the efficacy and safety outcomes observed with CPX-351 in newly diagnosed AML patients. The extent to which maintenance of the 5:1 molar ratio after injection, the prolonged drug circulation lifetimes or potential bone marrow exposure, alone or in combination, contribute to the efficacy of CPX-351 is currently unknown. However, these features would be expected to function similarly for a wide range of AML patient populations.

To date, clinical studies using CPX-351 have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Investigators will use CPX-351 to treat AML in patients older than age 60. In the prechemotherapy era, AML invariably led to death from infections or major bleeding events within weeks to months of diagnosis. Active AML leads to death by producing a general shut down of hematopoietic function with loss of functional neutrophils and marked reductions in platelets and red blood cells. Loss of neutrophil function inevitably leads to risk of severe infections and loss of platelets leads to risk of major bleeding events. In this setting, physicians have traditionally accepted the risk of high rates of adverse events, including severe or life threatening but reversible adverse events, provided there is evidence of greater benefit in the form of objective response and prolonged survival. The balancing of risk and benefit occurs at the start of every treatment course, and every investigator understands that the risk of withholding potentially toxic but useful treatment is death from progressive AML within a short period of time. The Company has found that the toxicity profile of CPX-351 is acceptable to investigators for the following reasons:

•	it is similar to the safety profile of traditional 7+3 regimen treatment, considered the standard of care or initial treatment;

•

the 60-day mortality associated with CPX-351 was less than that observed with 7+3 regimen treatment (4.7% vs. 14.6% in newly diagnosed AML patients), indicating that the adverse events associated with CPX-351 treatment led to fewer deaths than standard of care treatment; and

•

the rate of response, event-free survival and overall survival were similar to control for lower risk patients and superior to control for higher risk patients, particularly for patients with secondary AML.

In summary, the adverse event profile is acceptable to investigators because no unacceptable adverse events have been encountered and the benefits of treatment appear to outweigh the risks.

Adverse events experienced by 25% or more of patients receiving CPX-351 are as follows: rash, febrile neutropenia, nausea, diarrhea, pain, constipation, fatigue, bacteremia, pyrexia, chills, localized edema, decreased appetite, vomiting, cough, headache, dyspnea, epistaxis, stomatitis and hypokalemia.

Future Clinical Development of CPX-351: Summary and Conclusion

Celator has completed three clinical studies involving 214 CPX-351-treated and 85 control arm patients and the consistency of the findings from these studies has been notable. Cumulative data from all three completed clinical studies demonstrate response at every stage of AML from previously untreated to multiply relapsed patients with consistent evidence that patients with high risk or poor prognosis AML have the greatest relative benefit. Coherent efficacy data with substantial improvements in CR+CRi rate, event free survival (EFS), and OS provide the rationale for undertaking a Phase 3 study with the intent of regulatory approval and product commercialization. The relationship between risk and clinical outcome provides insight into the observations that treatment with CPX-351 leads to a greater benefit in high risk AML patients. As indicated above, CPX-351 provided evidence of improved anti-leukemic activity in all AML patient populations. In low risk patients, standard treatments are also effective and an improvement is therefore more difficult to demonstrate. However, in higher risk patients, the efficacy of standard treatments falls markedly. The activity of CPX-351 decreases, but CPX-351 retains more therapeutic activity in these patients than current treatments resulting in a larger relative efficacy improvement as seen in the randomized, controlled, Phase 2 studies.

The rationale for selecting newly diagnosed sAML patients ages 60-75 as the population for a Phase 3 registration study is based on 1) the clear unmet need in this readily identifiable and accessible AML population, 2) the clinically meaningful benefit in all efficacy and 60-day mortality parameters observed in this population and 3) the ability to directly translate the results of the Phase 2 study into the design of the Phase 3 registration study. Consequently, the Phase 3 study is believed to have acceptable clinical and regulatory risk because the patient population is tightly defined using internationally accepted definitions and the primary endpoint is overall survival using log rank testing as recommended by the FDA. The Company has met with regulatory authorities to review and discuss the development of CPX-351. This includes five meetings with the FDA on topics regarding (i) chemistry, manufacturing and controls, (ii) clinical pharmacology and (iii) clinical development. Based on the feedback the Company received from the FDA from these meetings, the Company believes it has sufficient input from the FDA and a special protocol assessment was not pursued. If approved, Celator believes that CPX-351 may ultimately replace 7+3 on the basis of improved efficacy and safety.

Design of the Randomized Phase 3 Study in Patients with sAML – Study 301

The design of the Phase 3 study is based upon the Phase 2 study in newly diagnosed AML patients with a small number of important modifications. Key elements that are direct extensions of the newly diagnosed AML study are the use of the 7+3 regimen (cytarabine and daunorubicin) as the control arm with doses of 100 mg/m2 cytarabine and 60 mg/m2 daunorubicin, the same dose of CPX-351 (100 U/m2 days 1, 3 and 5) and the same number of courses (up to 2 inductions and 2 consolidations). The randomization has been changed from 2:1 to 1:1 and crossovers have been eliminated, avoiding interference with interpretation of survival data. The primary endpoint is overall survival. Patients age 60-75 with newly diagnosed previously untreated sAML defined according to published World Health Organization (“WHO”) criteria are eligible. The study is designed to randomize and treat 300 patients, which provides greater than 90% power to detect an approximate 36.5% decrease in the risk of death (hazard ratio=0.635) with statistical significance (p≤0.05).

The Phase 3 study is designed to address issues that have caused previous drugs to fail in registration attempts for AML. The design utilizes 1:1 randomization and allocates patients to receive either CPX-351 or the 7+3 regimen, which is the standard of care control arm. The control arm and the dose of daunorubicin within the control arm (60 mg/m2) were discussed with and accepted by the FDA, as was the use of overall survival with log rank statistical testing. Patient eligibility was also discussed and both the FDA and the European Medicines Agency (the “EMA”) accepted the use of WHO criteria for confirmation of sAML (with certain exceptions). Finally, potential confounding factors have been anticipated by a patient stratification scheme that will balance age and AML subtype between the two study arms. These design features provide rigor for potential acceptance of study results by both the FDA and the EMA.

The clinical risks of not replicating the results observed in Phase 2 can never be eliminated but have been reduced. The proposed study is based upon randomized Phase 2 data that demonstrated coherent improvements in efficacy. Moreover, the experience gained from conducting the randomized Phase 2 study has taught Celator’s clinical group invaluable lessons in how to conduct, monitor and collect data from a randomized study in this patient population. The Phase 3 study is expected to take place in the U.S. and Canada. At this time commitments have been received from approximately 40 clinical centers in the U.S. and four clinical centers in Canada to perform the study. The performance of the study in four Canadian centers is not expected to impact FDA review or reduce the likelihood of regulatory approval because there is no meaningful difference in the practice of medicine in leukemia patients in the U.S. and Canada. Finally, the Phase 3 study is designed to reach statistical significance even with a level of efficacy that is approximately one-half that observed in Phase 2.

Anticipated Timing and Milestones for the CPX-351 Phase 3 Clinical Study

The first patient was enrolled in December 2012, and the Company anticipates enrolling the last patient in the fourth quarter of 2014. The primary endpoint analysis of OS is estimated to occur in the first quarter of 2016. The protocol also has analyses of secondary endpoints built into the design. Some of these endpoints will be assessed after all patients have been randomized, treated and evaluated. Based on the above projections, pre-determined secondary endpoint analyses (such as response rate) are estimated to occur in the second quarter of 2015. In the CPX-351 Phase 2 studies, response rate was predictive of survival outcome, and consequently the Company expects that a positive response rate outcome would reflect favorably on the likelihood of a positive OS endpoint in the Phase 3 study.

The Company has received funding under its agreement with LLS and a bank financing agreement with Square 1 Bank and has received proceeds from the private sales of securities as described under “Item 10. Recent Sales of Unregistered Securities,” which has enabled the Company to commence the Phase 3 study described above. The Company expects to finance its cash needs from time to time through a combination of equity offerings, debt financings, the sale of net operating loss carryforwards through a New Jersey Economic Development Authority, or NJEDA, program, and collaborations and strategic alliances.

The ability to meet the projected study timelines and milestones will depend on the ability of the Company to enlist clinical investigators and institutions to participate in the Phase 3 study, the ability of clinical investigators to identify and accrue patients to enter the study and other factors that are delineated in the description of risks associated with the development of CPX-351, as well as the ability to raise additional funds. See “Risk Factors.”

Path to CPX-351 Registration and Expanded Patient Use

The results of the two randomized, controlled Phase 2 studies demonstrate the potential clinical benefit of CPX-351 for AML patients. The consistency of the clinical data across both studies showed higher rates of leukemia clearance, higher response rates, lower acceptable early mortality, and improvements in EFS and OS. In the data in the higher risk/poorer prognosis patient populations, statistically significant OS improvements were obtained with CPX-351 versus the control arm in sAML patients (from the newly diagnosed AML study) and unfavorable risk patients (as determined by the EPI in the first relapse AML study). Based on these results, the “get-to-market” strategy is to conduct a Phase 3 study in patients with untreated sAML. The proposed development of CPX-351 was presented and discussed with both FDA and EMA. In parallel with the Phase 3 study, additional clinical pharmacology characterization and CMC (Chemistry, Manufacturing, Control) activities required for final New Drug Application (“NDA”) submission will be initiated such that their completion will be coordinated with the completion of the Phase 3 study.

Additional Opportunities for CPX-351

Celator’s primary focus in the near-term will be on the completion of the Phase 3 study to register CPX-351 for the treatment of patients with sAML. However, Celator’s clinical studies to date provide evidence that a clinically meaningful benefit may be achieved in other patient populations beyond sAML. Consequently, Celator will consider studying CPX-351 in other patient populations through investigator-initiated studies and/or oncology cooperative groups. Currently, two investigator-initiated studies are underway and supported by the Company:

•	reduced intensity conditioning for HSCT (hematopoietic stem cell transplantation) utilizing donor bone marrow; and

•	reduced intensity conditioning for HSCT utilizing cord blood.

Other proposed studies are also being considered:

•	AML patients with high-risk of early mortality (determined by the treating physician to be unsuitable or “unfit” for intensive chemotherapy); and

•	relapsed or refractory leukemia in children and young adults.

The development of CPX-351 in other AML patient populations will help establish the utility of the drug. The differentiation strategy being pursued is for CPX-351 to replace the standard of care, the 7+3 regimen, in AML. There has been interest among hematologists in extending the use of CPX-351 to other hematologic malignancies such as myelodysplastic syndrome and acute lymphoblastic leukemia based on data obtained in Celator’s clinical studies as well as in preclinical studies. The patent estate covering CPX-351 provides protection (2029 based on issued claims, potentially up to 2032 based on pending claims) to justify the additional clinical studies necessary to expand the use of CPX-351 to other patient populations.

Commercial Opportunity for CPX-351

While Celator can provide no assurance, Celator believes that the results from the randomized, controlled, Phase 3 clinical study with CPX-351 have the potential to provide proof of efficacy and safety for the use of CPX-351 in patients with sAML, and will be the basis for seeking regulatory approval. These data, along with data from the completed Phase 2 studies and the ongoing and proposed clinical studies (investigator-initiated or cooperative group studies) are critical to Celator’s strategy of establishing the benefit of CPX-351 in patients with AML and other hematologic malignancies. Positive data also serve as proof of principle for Celator’s CombiPlex technology platform.

In recent years, a number of products have attempted to gain regulatory approval as treatments for AML patients. Unfortunately, they have either failed in clinical studies or received negative outcomes from the Oncology Drugs Advisory Committee (“ODAC”) of the FDA. Several products are currently in late-stage development, but none of the studies are being conducted in the patient population studied in the CPX-351 Phase 3 study. Celator selected sAML as the “get-to-market” strategy because Celator believes this represents the fastest path to market for a Phase 3 study and a higher probability for success because a statistically significant survival advantage has already been demonstrated in a randomized, controlled, Phase 2 study. Parallel development is warranted based on the clinical data observed in other AML patient populations, as well as studying CPX-351’s potential benefit in other AML populations as well as other hematologic malignancies. To Celator’s knowledge, no other product has conducted its pivotal study based on randomized, controlled, Phase 2 data in AML.

Celator estimates CPX-351 could be available to patients as early as 2017. Following the completion of the Phase 3 study, it is expected that pharmaceutical companies focused in oncology with interests in hematologic malignancies may be interested in gaining access to CPX-351 and the technology. This may result in licensing, merger or acquisition offers to Celator. One notable feature of this opportunity is that AML is an orphan disease with a narrow target audience that a focused, limited commercial organization could address. This has been demonstrated with other products approved as treatments for hematologic malignancies. Consequently, the Company will carefully weigh any such future commercialization offers against the time, costs and likelihood of success if the Company were to build a commercial infrastructure to support CPX-351 and future product candidates.

Competition

Celator operates in a highly competitive segment of the biopharmaceutical market. Celator faces competition from numerous sources including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Many of Celator’s competitors may have significantly greater financial, product development, manufacturing and marketing resources. Additionally, many universities and private and public research institutes are active in cancer research, and some may be in direct competition with Celator. Celator may also compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The unmet medical need in cancer is such that anticancer drugs are, by far, the leading class of drugs in development. Of the nearly 1,500 drugs in development in the U.S., approximately 500 were in the anticancer category. These include anti-angiogenesis compounds and a wide array of products against cancer targeting cell surface proteins, signal transduction, cell cycle control, apoptosis metabolic pathways, and DNA replication. While the introduction of newer targeted agents may result in extended overall survival, chemotherapy regimens are likely to remain a cornerstone of cancer treatment in the foreseeable future.

Furthermore, the unprecedented activity in the identification and pharmaceutical development of novel single agents provides an opportunity for Celator to access drugs that have undergone significant preclinical and clinical development, but are no longer being pursued because of insufficient activity to warrant development as a single agent, or require Celator’s CombiPlex technology to capture their full therapeutic potential.

Several large pharmaceutical companies are applying significant research and development resources to the identification of effective drug combination treatments for cancer therapy. To date, the focus of such investigations has been on evaluating combinations of novel targeted therapeutics, either with existing anticancer chemotherapeutics or with other targeted agents in vitro, and subsequently testing selected combinations using each agent as a separate pharmaceutical in their conventional dosing format for in vivo testing. It is possible that such approaches will identify certain combinations that work effectively using this format. However the ability to optimize efficacy by controlling drug ratios in vivo is not accounted for using this methodology.

The cancer indications for which the Company intends to develop its lead product, CPX-351, have a number of established therapies that may be considered competitive. A key consideration when treating AML patients is whether the patient is suitable for intensive therapy. The standard of care for the treatment of newly diagnosed AML patients who can tolerate intensive therapy is cytarabine in combination with an anthracycline (i.e., daunorubicin) – for some patients, primarily those less than 60 years of age, a stem cell transplant could also be considered. The regimen of cytarabine in combination with an anthracycline has been the standard of care for decades. A patient not suitable for intensive therapy may be offered the option for low-intensity therapy such as low-dose cytarabine, azacitidine or decitabine or possibly intermediate intensity therapy such as clofarabine. It should be noted that, in the U.S., azacitidine, decitabine and clofarabine are not approved by the FDA for the treatment of AML patients. The initial focus for CPX-351 development is in patients who can tolerate intensive therapy. Also, several major pharmaceutical companies and biotechnology companies are aggressively pursuing new cancer development programs for the treatment of AML, ALL, lymphomas and other hematological malignancies, including both therapies with traditional, as well as novel, mechanisms of action.

To Celator’s knowledge, there are no new products in late stage clinical development that would compete with CPX-351 for the intended Phase 3 study population. Consequently, the current competition in this indication remains the 7+3 regimen, a regimen that has been in place for more than 30 years. Whether CPX-351 is complementary or directly competitive with new agents in development for the treatment of other AML populations (i.e., vosaroxin from Sunesis, sapacitabine from Cyclacel and elacytarabine from Clavis) will depend on the safety/efficacy and mechanism of action of the individual new agents. See also “Risk Factors – If the Company’s competitors develop and market products that are more effective, safer or less expensive than CPX-351, the Company’s commercial opportunities may be negatively impacted.”

Additional Product Opportunities

In addition to CPX-351, the Company has other product candidates, which include CPX-1, CPX-571 and HDPN.

•	CPX-1 is a liposomal formulation of irinotecan:floxuridine, which is a clinical stage product candidate;

•	CPX-571 is a liposomal formulation of irinotecan:cisplatin, which is a preclinical stage product candidate;

•	HDPN (also known as CPX-8) is a hydrophobic docetaxel prodrug nanoparticle which is a preclinical stage product candidate.

Additional capital, beyond the Company’s current financing efforts, would be required should the Company elect to advance any of these candidates.

CPX-1

The combination of irinotecan plus a fluorinated pyrimidine, typically 5-FU, is a standard chemotherapy combination for the treatment of metastatic colorectal cancer (“CRC”). In the FOLFIRI (folinic acid (leucovorin), 5-FU and irinotecan) regimen used today, irinotecan is administered bi-weekly as a 90 minute infusion of 180 mg/m2 on day 1 and 5-FU is administered starting with a bolus loading dose of 400 mg/m2 followed by a continuous infusion of 2.4-3 gm/m2 over 96 hours starting on day 1. Consequently, irinotecan:fluoropyrimidine ratios are continuously changing during the course of therapy, with the possibility of tumor cells being exposed to antagonistic drug ratios should this combination exhibit drug ratio-dependent synergy. It should be noted that floxuridine rather than 5-FU was selected for evaluation of drug ratio dependent synergy because floxuridine displayed enhanced retention in liposomes as well as the fact that previous studies have demonstrated the clinical equivalency of floxuridine with 5-FU in comparative clinical studies.

Scientific Rationale of CPX-1

The combination of irinotecan and floxuridine was screened for drug ratio dependent synergy in vitro in a panel of tumor cell lines. The 1:1 molar ratio of irinotecan:floxuridine was frequently synergistic and avoided antagonism whereas other ratios exhibited a loss of synergy and in some cases the appearance of strong antagonism (e.g., 1:10 ratio). Consequently, engineering nano-scale liposomes to maintain the 1:1 molar ratio of these two drugs after intravenous injection was performed in order to increase efficacy by capturing the full synergy potential and avoiding antagonistic ratios.

A liposome formulation (CPX-1) was developed that co-encapsulated irinotecan and floxuridine and maintained the synergistic 1:1 molar ratio in the blood for approximately 24 hours after intravenous injection, selectively delivering the drugs to solid tumors. When tested in a range of preclinical solid tumor models, CPX-1 consistently provided improvements in therapeutic efficacy over the unencapsulated drug cocktail of irinotecan:floxuridine. For example, in a preclinical pancreatic tumor model, CPX-1 produced 100% tumor regression and long-term cures, whereas the drug cocktail provided only modest inhibition of tumor growth.

Phase 1 Clinical Study of CPX-1

Based on the promising preclinical results described above, CPX-1 was advanced into a Phase 1 dose escalation clinical study in patients with advanced solid tumors. The primary goal for this study was to establish the safety profile for CPX-1, recommend a safe dose for further study in a Phase 2 setting, determine the dose dependent PK of CPX-1 and gather evidence of antitumor activity.

The MTD of CPX-1 was identified as 210 U/m2 (1 Unit = 1.0 mg irinotecan + 0.36 mg floxuridine) and once established, seven patients with CRC were enrolled at this dose (extension cohort) to obtain additional safety and efficacy data. Severe AEs that were dose related included grade 3 or 4 diarrhea (24.2%) and neutropenia (12.1%). The target 1:1 molar ratio of irinotecan to floxuridine was maintained in the blood of all patients for 8-12 hours and in many cases up to 24 hours.

Complete response (“CR”: defined as disappearance of all clinical and radiological evidence of tumor), partial response (“PR”: defined as at least a 30% decrease in the sum of the longest diameter of target lesions by clinical and radiological evidence taking as reference the baseline sum of the longest diameters.), stable disease (“SD”: defined as a steady state of disease, i.e., neither sufficient shrinkage by clinical and radiological evidence to qualify for PR or sufficient increase to qualify for PD), and progressive disease (“PD”: defined as at least a 20% increase in the sum of the longest diameters of measured lesions by clinical and radiological evidence taking as references the smallest sum of longest diameters recorded since the treatment started; the appearance of new lesions will also constitute progressive disease) were evaluable in 30 of 33 patients. Three patients achieved a PR, 21 patients achieved SD and six patients had PD. Disease control (CR, PR or SD) was observed in 11 of 15 (73.3%) patients with CRC. Among the 18 subjects with other tumor types, one PR in non-small cell lung cancer (“NSCLC”) and 11 SD were observed. Progression-free survival lasting greater than 6 months was observed in six patients with colorectal cancer and one patient each with pancreatic, ovarian and NSCLC. Colorectal cancer patients exhibited a favorable median progression free survival (“PFS”) of 5.4 months. PFS is the length of time after initiation of treatment, during which the disease being treated (usually cancer) does not get worse.

Phase 2 Clinical Study of CPX-1

In view of the high level of disease control observed in the Phase 1 clinical study as well as the encouraging results obtained in colorectal patients regardless of prior irinotecan exposure, CPX-1 was evaluated in CRC patients in a Phase 2 setting. A dose of 210 U/m2 was administered bi-weekly to patients that were either irinotecan naïve (Arm A, 26 patients) or irinotecan refractory (Arm B, 33 patients). The median PFS, response rate and overall disease control rate for CPX-1 were greater than documented for FOLFIRI in irinotecan-naïve CRC patients. Similar results were obtained in the irinotecan refractory arm. Although no confirmed PRs were achieved in this patient population, the proportion of patients benefiting from CPX-1 treatment and the PFS were similar to the documented benefit of Vectibix® (panitumomab), an approved drug for the treatment of irinotecan refractory patients.

The adverse event profile of CPX-1 was generally consistent with the combination of irinotecan and floxuridine. In this study, dose reductions and/or delays were frequently caused by: diarrhea, nausea and vomiting, or all three. Also observed were neutropenia, infections and fatigue. There was no severe stomatitis or rash. Based on the frequency of dose reductions and delays, the dose used in this study appears to be too high. The frequency of dose reductions and delays prevented an adequate assessment of efficacy for CPX-1.

The research relating to CPX-1 consists of only a single Phase 1 study, with 33 late stage patients (15 colorectal) and a single Phase 2 clinical study, with 59 colorectal patients (26 irinotecan-naïve and 33 irinotecan-refractory) and, because of the limited number of patients treated, cannot provide conclusive evidence that the product candidate is effective for the treatment of colorectal or other cancers. Additional clinical studies, utilizing different doses of CPX-1 and combining CPX-1 with other agents, will be needed before clinical investigators and practicing oncologists accept the efficacy of CPX-1. The Company believes that no controversy exists regarding CPX-1 because the data are not sufficient to either prove or disprove efficacy. Preclinical studies suggested that in vivo delivery of the 1:1 molar ratio of irinotecan:floxuridine could markedly improve efficacy of this drug combination. In addition, the prolonged drug exposure to solid tumors provided by CPX-1 over the drug cocktail may provide further efficacy enhancement.

Future Clinical Development of CPX-1

While recent clinical trials sponsored by the Company have focused on CPX-351, Celator has identified clinical development paths and a strategy that provides multiple avenues for potential clinical success and eventual registration of CPX-1. This strategy is based on the assumption that CPX-1, either by itself or in combination with other agents, will need to provide a meaningful and statistically significant improvement in a time-to-event endpoint (i.e., progression free survival) over current standard of care in order to be approved by the FDA. The clinical results obtained to date with CPX-1 suggest that it is more efficacious than conventional FOLFIRI in treating metastatic CRC, both in terms of response/disease control rate as well as duration of disease control. Consequently, if clinical studies confirm a benefit for CPX-1 over FOLFIRI, CPX-1 could substitute for FOLFIRI, initially in second line treatment of FOLFOX failures.

The approvals of Avastin® and Epidermal Growth Factor Receptor (“EGFR”) inhibitors (i.e., Erbitux® and Vectibix®) for treatment of metastatic CRC have transformed the standard of care for the management of CRC patients, particularly in North America. The majority of these patients in North America now receive chemotherapy (e.g., FOLFIRI) in combination with a biological agent. In this context, it should be noted that preclinical studies suggest that CPX-1 combines favorably with both Avastin and EGFR inhibitors. Even as the utilization of biological agents evolves, FOLFIRI will continue to be a treatment regimen with which biologicals will be combined and consequently a potentially important role for CPX-1 in the treatment of CRC is expected if randomized clinical studies are able to demonstrate that the efficacy of CPX-1 is superior to FOLFIRI.

In addition to the opportunities for combining CPX-1 with approved biological agents, the demonstration that EGFR inhibitors are ineffective against CRC exhibiting K-Ras mutations has opened an additional window of opportunity for CPX-1 since clinical studies have shown that the response to FOLFIRI is not diminished in CRC patients exhibiting K-Ras mutations. Given the results from the Phase 1 and Phase 2 studies, Celator believes that CPX-1 could provide a significant benefit over FOLFIRI in CRC patients.

Taken together, Celator believes the scientific evidence in clinical and preclinical studies supports the investigation of CPX-1 in multiple CRC settings. In addition, Celator believes other indications in which FOLFIRI has demonstrated favorable response rates (e.g., gastric cancer), as well as those in which CPX-1 exhibited activity in the Phase 1 study represent additional opportunities for clinical development.

Preclinical-Stage Pipeline

In addition to Celator’s two clinical-stage products, CPX-351 and CPX-1, research undertaken by the Company has identified two preclinical-stage products that have exhibited promising anticancer activity in animal models. These are CPX-571, a liposomal formulation containing the combination of irinotecan plus cisplatin, and HDPN, which is a hydrophobic docetaxel prodrug nanoparticle, also known as CPX-8, in this case a single drug formulation that utilizes Celator’s proprietary prodrug nanoparticle technology.

CPX-571

Small cell lung cancer (“SCLC”) is characterized by rapid disease progression, low cure rates and a high incidence of mortality. There are an estimated 32,000 new cases per year in the U.S., which represents 15% of all lung cancers. SCLC is initially responsive to both chemotherapy and radiotherapy; however, the vast majority of patients relapse. Although the current standard of care represents the most effective drug therapy for patients with SCLC, novel treatments are warranted to improve the survival rates, particularly for recurrent disease.

Irinotecan and cisplatin are two established anticancer drugs which together constitute an active combination for treating SCLC. Celator investigated whether the efficacy of this combination could be improved by controlling drug ratios following in vivo administration. Irinotecan and cisplatin combinations were evaluated systematically for drug ratio-dependent synergy in vitro using a panel of 20 tumor cell lines. In vitro screening informatics on drug ratio-dependent cytotoxicity identified a consistently antagonistic region between irinotecan:cisplatin molar ratios of 1:2 and 4:1, which was bordered by two synergistic regions. Liposomal co-formulations of these two agents were developed that maintained a fixed drug ratio for greater than 24 hours. Drug ratio-dependent antitumor activity was demonstrated in vivo for these liposome formulations and improved antitumor activity was observed for the liposome-encapsulated 7:1 molar ratio of irinotecan:cisplatin (designated CPX-571) compared to the drug cocktail in all models tested, including an irinotecan-resistant model. CPX-571, a fixed-ratio formulation of irinotecan and cisplatin, is a potential candidate for further development.

HDPN

The taxanes (e.g., Taxol® (paclitaxel) and Taxotere® (docetaxel)) comprise a class of water-insoluble (hydrophobic) anticancer drugs that are used extensively to treat a range of cancers, including breast, ovarian and non-small cell lung. Whereas liposomes are well suited as nano-scale delivery systems for water soluble drugs such as those contained in CPX-351, CPX-1 and CPX-571, they typically are unable to retain hydrophobic agents such as the taxanes after administration in the body. Celator has developed nanoparticle formulations of both paclitaxel and docetaxel based on Celator’s proprietary hydrophobic prodrug technology platform (see below for full description) that are significantly more efficacious than the conventional commercially used formulations in preclinical tumor models.

Celator developed a library of taxane prodrugs that have demonstrated a wide range of plasma elimination rates and tested them for efficacy compared to their conventional drug counterparts in preclinical solid tumor models. Although conventional paclitaxel in the form of Taxol and docetaxel in the form of Taxotere were able to induce regression of established HT-29 solid tumors, only paclitaxel and docetaxel formulated as prodrug nanoparticles were able to achieve a significant proportion of complete tumor regression and prolonged delay of tumor re-growth. Interestingly, when HDPN was tested for efficacy, not only was the degree of therapeutic activity greater than Taxotere when the two agents were compared at their respective MTDs, but HDPN also exhibited increased antitumor potency compared to Taxotere when administered at equivalent drug doses. Consequently, HDPN has been identified as Celator’s lead nanoparticle-based formulation for development consideration and the National Cancer Institute’s Nanotechnology Characterization Laboratory has selected this product for extensive in vitro and in vivo evaluation with an interest in seeing it advance towards clinical studies.

Pharmaceutical Development Overview

Celator’s drug product candidates are considered nano-scale drug delivery vehicles. This means that the active agents are incorporated into a delivery vehicle forming particles in the 10-200nm size range that are suitable for intravenous administration. The complex features of these drug products require additional considerations for both manufacturing and testing beyond those needed for traditional small molecules in solution.

For the liposomal drug candidates, modified mixing and extrusion systems are needed to prepare the liposome carrier at the desired particle size. The active pharmaceutical ingredients (“APIs”) are usually incorporated into these preformed liposomes. For nanoparticle drug candidates, special high speed mixing is used where the delivery system and active agents are combined and formed in a single step. Once the equipment is designed and in place, the manufacturing processes are optimized and batches of product from 1L to more than 200L can be reproduced. The composition of the drug products is complex and includes the APIs, delivery vehicle components, polymers and buffers depending on the particular drug product. Analysis requires the development of novel analytical methods to determine the identity, assay, purity, relevant physicochemical attributes and US Pharmacopeia, general chapter 1, expectations for an injectable drug. Celator has the expertise to develop manufacturing and analytical procedures for a variety of nano-scale drug products.

For example, the process to manufacture CPX-351 (cytarabine:daunorubicin) liposome injection has undergone process improvement measures and feasibility testing such that a scalable, reproducible, cost-effective manufacturing process is in place. The batch scale is suitable for further clinical development, as well as commercial supply. Testing methods have been developed and validated per FDA and the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (ICH) guidelines.

Celator does not currently own or operate manufacturing facilities for the production or testing of CPX-351 or other product candidates that it develops, nor does it have plans to develop its own manufacturing operations in the foreseeable future. Celator presently depends on third-party contract manufacturers for all of its required raw materials, APIs and finished products for its preclinical and clinical studies.

Celator has executed a non-exclusive manufacturing and supply agreement for clinical and commercial supply of CPX-351 with Baxter Oncology GmbH (“Baxter”), an established manufacturing firm with special facilities to manufacture and test cytotoxic agents. A quality agreement and product master plan have also been finalized. The Company expects that Baxter will be the sole source for CPX-351 drug product for the clinical studies and at the time of commercialization. The contract does not specify a minimum quantity of product for clinical purposes and the annual obligation for commercial use is in the low single digits, i.e., less than five batches per year, for the first four years and then as mutually agreed to by the parties. The product purchase price is subject to an annual adjustment not to exceed the percentage change of the German producer price index. In addition to normal contractual termination provisions for breach or in the event of bankruptcy or corporate dissolution, the agreement has no set term and may be terminated (i) on 24 months’ notice by either party, or (ii) 90 days after notice by either party if no regulatory approval occurs within 36 months after the initial NDA/MAA filing.

APIs are purchased from commercial vendors who, preferably, hold active drug master files (“DMFs”) in the US, Canada and Europe. Membrane components for the liposome products are commercially available from suppliers with either DMFs (in the US) or Certificate of Suitability (in the EU).

Intellectual Property

The Company’s goal is to obtain, maintain and enforce patent protection for its product candidates, formulations, processes, methods and any other proprietary technologies, preserve its trade secrets, and operate without infringing the proprietary rights of other parties, both in the U.S. and in other countries. The Company’s policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for its current product candidates and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the U.S. and abroad. However, patent protection may not afford the Company with complete protection against competitors who seek to circumvent the Company’s patents.

The Company also depends upon the skills, knowledge, experience and know-how of its management and research and development personnel, as well as that of its advisors, consultants and other contractors. To help protect its proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, the Company currently relies and will in the future rely on trade secret protection and confidentiality agreements to protect its interests. To this end, the Company requires all of its employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to it of the ideas, developments, discoveries and inventions important to its business.

Celator has entered into various arrangements with corporate, academic and government collaborators, licensors, licensees and others.

The Company has entered into a collaborative research agreement with the British Columbia Cancer Agency, or BCCA dated May 2001, the purpose of which was to: (a) provide for the transfer from BCCA to the Company of all prior intellectual property developed by the Company’s founders, Dr. Lawrence Mayer and Dr. Marcel Bally, in their respective BCCA laboratories; (b) establish the terms and conditions on which BCCA will conduct for the Company a mutually agreed program of Company-sponsored research and development in the fields of research including lipid delivery systems and drug combination formulations, as well as license and conditionally assign to the Company all resulting Company-sponsored intellectual property; (c) provide for the issuance to BCCA of a number of shares being equivalent to mid-single digit percentage of the founders shares in the capital stock of the Company in consideration for the assignment of prior intellectual property by BCCA to the Company and the covenants and obligations contained in this Agreement; and (d) in consideration of the license and conditional assignment of all Company-sponsored intellectual property to the Company by BCCA, establish the terms on which the Company will pay to BCCA a royalty in the low single digits on net sales of royalty-bearing products in territories so long as a valid claim exists for inventions made between June 2000 and June 2005 under the agreement. All obligations relating to the conduct of the research and assignment of intellectual property have been completed as of June 28, 2004. No payments of royalties have been made to date. Either party may terminate the agreement if the other party commits a material breach or default and such breach or default is not reasonably cured within 45 days of the notice. Obligations that remain include continued maintenance of patents for which of issued patents with claims covering the Company’s current products in development, royalty obligations would continue to be due until 2027 for the latest expiring patent.

The Settlement Agreement with the BCCA was established to resolve a disagreement regarding the obligations of BCCA and the Company with respect to assignment of four patent families covering CombiPlex, CPX-1, drug resistance and individualized therapy technologies. The Company had disagreed with BCCA’s position that these patent families were to be considered Company-sponsored intellectual property. The resolution of this disagreement was that Drs. Bally and Mayer would assign rights to the inventions to BCCA, which would, in turn, immediately assign the rights to the Company. In return, a small adjustment in the calculation of the royalty rate due BCCA under the collaborative research agreement is in effect for products in territories where valid claims of the cited patent families exist. No royalty payments have been made to date for any such products covered.

The Company has entered into a worldwide exclusive license agreement with Princeton University dated June 28, 2007 that remains in effect until the longer of the expiration of the last-to-expire patent licensed under the agreement or ten years from the date of first commercial sale of a licensed product in all countries of the world in which Princeton University and Celator have patent rights. The agreement provides the Company with exclusive rights to inventions arising from research sponsored by the Company between 2003 to 2007 generally characterized as particulate constructs for release of active agents as described in the application (PCT/US2005/025549) for medical applications. This PCT application is co-owned by the Company. All obligations for research conducted under the research agreement have been completed as of March 31, 2007.

The Company will have to pay a royalty on net sales to Princeton University of a low single-digit percentage if any invention is sold by the Company or a company to which the product covered by the invention was licensed by Celator, that was generated under the exclusive licensing agreement. No royalty or other product/sub-license-related payments have been made to date. The duration of royalty obligations will be dictated by the final patent term adjustment made by the United States Patent and Trademark Office upon granting of claims. To date, no claims in this application have been granted and no products related to this agreement have been licensed. The minimum duration of valid claims and hence royalty obligations would be 2025 based on the original patent filing date of 2005.

The Company is obligated to provide Princeton University a percentage within the range of 45% to 55% of proceeds obtained from a sub-license of the intellectual property to a third party in cases where the Company has not conducted any research or development activities and is solely licensing the original intellectual property jointly developed by the Company and Princeton University.

The agreement remains in effect in each country of the territory until the longer of (i) expiration of the last-to-expire patent licensed under the agreement in such country or (ii) ten years from the date of first commercial sale of a licensed product in such country. Ongoing obligations of the Company under this agreement include delivery of an annual progress report to Princeton University describing the

Company’s development of the licensed technology as well as a description of prosecution of the patents covering the technology and the use of commercially reasonable efforts to develop licensed products. The Company may terminate the agreement at any time by giving 90 days’ written notice to Princeton University. Princeton University may terminate the agreement if the Company breaches or fails to perform any of the covenants of the agreement by providing written notice of default to the Company and the Company’s failure to cure the default within 60 days of the notice. As the Company is co-owner of the patent applications it can practice the technology even if the license is terminated.

Patents and Patent Applications

Celator’s multilayered approach to obtaining broad patent protection of its products started with the global CombiPlex patent followed by specific drug class combination applications as well as more focused “toolbox” patent applications which cover various drug loading and delivery methods and compositions.

Taking this approach, Celator has established a series of patents/patent applications that include 81 issued patents and 46 pending applications covering multiple drug candidates and the technology platform. The expiration dates for patents that cover CPX-351 and CPX-1 are shown below:

CPX-351 Patent Coverage
	US	EU	Japan
CombiPlex®	2027	2022	2022
Composition & Methods	2027	2025	2025
Clinical Use	2029	Pending (exp. 2028)	Pending (exp. 2028)
Copper Loading	2024	2022	2022
Low Cholesterol PG Liposomes	Pending (exp. 2022)	2022	2022
Lyophilized Liposomes	Pending (exp. 2032)	To Be Filed (exp. 2032)	To Be Filed (exp. 2032)

CPX-1 Patent Coverage
	US	EU	Japan
CombiPlex®	2027	2022	2022
Copper Loading	2024	2022	2022
Low Cholesterol PG Liposomes	Pending (exp. 2022)	2022	2022
Clinical Use	2029	Pending (exp. 2026)	Pending (exp. 2026)
Lyophilized Liposomes	Pending (exp. 2032)	Pending (exp. 2032)	Pending (exp. 2032)

Trademarks

Celator and/or any of its subsidiaries own 12 registered trademarks and pending trademarks. The Company’s material trademarks are as follows: CELATOR®; CELATOR PHARMACEUTICALS™; and COMBIPLEX®, which relate to development of the Company’s CPX-351 and CPX-1 products.

The Company’s success for preserving market exclusivity for its product candidates relies on its ability to obtain and maintain effective patent coverage, regulatory period data exclusivity and/or orphan drug status if applicable. In addition, the Company also seeks to protect additional intellectual property rights such as trade secrets and know-how, including commercial manufacturing processes and proprietary business practices.

GOVERNMENT REGULATION AND PRODUCT APPROVAL

Government authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those the Company is developing. The pharmaceutical drug product candidates that the Company develops must be approved by the FDA before they may be legally marketed in the U.S.

U.S. Pharmaceutical Product Development Process

In the U.S., the FDA regulates pharmaceutical products under the Federal Food, Drug and Cosmetic Act, and implementing regulations. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on the Company. The process required by the FDA before a non-biological pharmaceutical product may be marketed in the U.S. generally involves the following:

•	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other applicable regulations;

•	Submission to the FDA of an Investigational New Drug (“IND”), which must become effective before human clinical studies may begin;

•

Performance of adequate and well-controlled human clinical studies according to the FDA’s current good clinical practices (“GCP”), to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;

•	Submission to the FDA of an NDA for a new pharmaceutical product;

•

Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced to assess compliance with the FDA’s current good manufacturing practice standards (“cGMP”), to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;

•	Potential FDA audit of the preclinical and clinical study sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources and approvals are inherently uncertain.

Before testing any compounds with potential therapeutic value in humans, the pharmaceutical product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the pharmaceutical product candidate. These early proof-of-principle studies are done using sound scientific procedures and thorough documentation. The conduct of the single and repeat dose toxicology and toxicokinetic studies in animals must comply with federal regulations and requirements including good laboratory practices. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA has concerns and notifies the sponsor. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. If resolution cannot be reached within the 30-day review period, either the FDA places the IND on clinical hold or the sponsor withdraws the application. The FDA may also impose clinical holds on a pharmaceutical product candidate at any time before or during clinical studies due to safety concerns or non-compliance. Accordingly, the Company cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such clinical study.

Clinical studies involve the administration of the pharmaceutical product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, how the results will be analyzed and presented and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted in accordance with the GCP. Further, each clinical study must be reviewed and approved by an independent institutional review board (“IRB”) at, or servicing, each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical study subject or his or her legal representative and must monitor the clinical study until completed.

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The pharmaceutical product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. The Company’s pharmaceutical products fall into this latter category because its products are intended to treat cancer and contain cytotoxic agents. Hence, the Company’s Phase 1 studies are conducted in late-stage cancer patients whose disease has progressed after treatment with other agents.

•

Phase 2. The pharmaceutical product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases, to determine dosage tolerance, optimal dosage and dosing schedule and to identify patient populations with specific characteristics (for example, cytogenetic mutations) where the pharmaceutical product may be more effective.

•

Phase 3. Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. The studies must be well controlled and usually include a control arm for comparison. One or two Phase 3 studies are required by the FDA for an NDA approval, depending on the disease severity and other available treatment options.

•

Post-approval studies, or Phase 4 clinical studies, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

•

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the pharmaceutical product has been associated with unexpected serious harm to patients.

Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the pharmaceutical product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the pharmaceutical product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final pharmaceutical product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the pharmaceutical product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the pharmaceutical product, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

In addition, under the Pediatric Research Equity Act (“PREA”), an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the pharmaceutical product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any pharmaceutical product for an indication for which orphan designation has been granted.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA has 10 months after the 60-day filing date in which to complete its initial review of a standard NDA and respond to the applicant, and six months after the 60-day filing date for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs.

After the NDA submission is accepted for filing, the FDA reviews the NDA application to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel pharmaceutical products or pharmaceutical products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the pharmaceutical product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy (“REMS”) is necessary to assure the safe use of the pharmaceutical product. If the FDA concludes that a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without a REMS, if required.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites as well as the site where the pharmaceutical product is manufactured to assure compliance with GCP and cGMP. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. In addition, the FDA will require the review and approval of product labeling.

The NDA review and approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than the Company interprets the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA. The complete response letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical studies. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing which involves clinical studies designed to further assess pharmaceutical product safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new pharmaceutical products that meet certain criteria. Specifically, new pharmaceutical products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Unique to a Fast Track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, if the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable and if the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for market, including a Fast Track program, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new pharmaceutical product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Pharmaceutical products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that the products may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a pharmaceutical product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Post-Approval Requirements

Any pharmaceutical products for which the Company receives FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, prohibitions on promoting pharmaceutical products for uses or in patient populations that are not described in the pharmaceutical product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, actions by the U.S. Department of Justice and/or U.S. Department of Health and Human Services’ Office of Inspector General, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available pharmaceutical products for off-label uses, manufacturers may not directly or indirectly market or promote such off-label uses.

The Company relies, and expects to continue to rely, on third parties for the production of clinical and commercial quantities of the Company’s products. Manufacturers of the Company’s products are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

The FDA also may require post-marketing testing, known as Phase 4 testing, risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

Other Healthcare Laws and Compliance Requirements

In the U.S., the Company’s activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of the Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy provisions of the Health Insurance Portability and Accountability Act (“HIPAA”), and similar state laws, each as amended. Pricing and rebate programs must comply with the federal Anti-kickback Statute, Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Under the Veterans Health Care Act (“VHCA”), pharmaceutical product companies are required to offer certain pharmaceutical products at a reduced price to a number of federal agencies, including the U.S. Department of Veterans Affairs and the U.S. Department of Defense, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs including Medicare and Medicaid. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

In order to distribute products commercially, the Company must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical studies and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of the Company’s activities are potentially subject to federal and state consumer protection and unfair competition laws.

The Patient Protection and Affordable Care Act (the “Healthcare Reform Act”) included new provisions requiring most pharmaceutical manufacturers to publicly report most payments or other transfers of value to physicians starting on March 31, 2013. These relationships may come under increased scrutiny as a result of these new provisions and publication of payments. The Healthcare Reform Act also includes civil penalties if a manufacturer fails to comply with the reporting requirements.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of the Company’s pharmaceutical product candidates, some of the Company’s products covered by U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved pharmaceutical product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent unless an extension is obtained. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and renders a decision on the application for any patent term extension or restoration. In the future, the Company may be able to apply for extension of patent term for one of its currently owned or licensed patents to add patent life beyond its current expiration date, depending upon the expected length of the clinical studies and other factors involved in the filing of the relevant NDA.

Market exclusivity provisions under the U.S. Food, Drug, and Cosmetic Act can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s NDA. Currently seven years of reference product exclusivity are available to pharmaceutical products designated as Orphan Drugs, during which the FDA may not approve generic products relying upon the reference product’s data. Pediatric exclusivity is another type of regulatory market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of pediatric clinical studies in accordance with an FDA-issued “Written Request” for such a clinical study.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical product candidates for which the Company obtains regulatory approval. In the U.S. and markets in other countries, sales of any products for which the Company receives regulatory approval for commercial sale will depend in part upon the availability of reimbursement from third-party payors. Third-party payors include government payors such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a pharmaceutical product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the pharmaceutical product. Third-party payors may limit coverage to specific pharmaceutical products on an approved list, or formulary, which might not include all of the FDA-approved pharmaceutical products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. The Company may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of its products, in addition to the costs required to obtain the FDA approvals. The Company’s pharmaceutical product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a pharmaceutical product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable the Company to maintain price levels sufficient to realize an appropriate return on the Company’s investment in product development. In addition, in the U.S. there is a growing emphasis on comparative effectiveness research, both by private payors and by government agencies. To the extent other drugs or therapies are found to be more effective than the Company’s products, payors may elect to cover such therapies in lieu of the Company’s products and/or reimburse the Company’s products at a lower rate.

In 2003, the U.S. government enacted legislation providing a partial prescription drug benefit for Medicare recipients, which became effective at the beginning of 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which the Company receives marketing approval. However, to obtain payments under this program, the Company would be required to sell products to Medicare recipients through prescription drug plans operating pursuant to this legislation. As part of their participation in the Medicare prescription drug program, these plans negotiate discounted prices for prescription drugs and will likely do so for the Company’s products. Federal, state and local governments in the U.S. continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Future legislation and regulations could limit payments for pharmaceuticals such as the drug candidates that the Company is developing.

Different pricing and reimbursement schemes exist in other countries. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical studies that compare the cost-effectiveness of a particular pharmaceutical product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any pharmaceutical product candidates for which the Company receives regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the U.S. has increased and the Company expects this will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which Celator receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

International Regulation

In addition to regulations in the U.S., there are a variety of foreign regulations governing clinical studies and commercial sales and distribution of the Company’s future product candidates. Whether or not FDA approval is obtained for a product, approval of a product must be obtained by the comparable regulatory authorities of foreign countries before clinical studies or marketing of the product can commence in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary greatly from country to country. In addition, certain regulatory authorities in select countries may require the Company to repeat previously conducted preclinical and/or clinical studies under specific criteria for approval in their respective country which may delay and/or increase the cost of approval in certain markets targeted for approval by Celator.

Under European Union regulatory systems, marketing applications for pharmaceutical products to treat cancer must be submitted under a centralized procedure to the EMA. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The EMA also has designations for Orphan Drugs which, if applicable, can provide for faster review, lower fees and more access to advice during drug development. While the marketing authorization in the European Union is centralized, the system for clinical studies (application, review and requirements) are handled by each individual country. Approval to run a clinical study in one country does not guarantee approval in any other country.

The pharmaceutical industry in Canada is regulated by Health Canada. A New Drug Submission (“NDS”) is the equivalent of a U.S. NDA and must be filed to obtain approval to market a pharmaceutical product in Canada. Marketing regulations and reimbursement are subject to national and provincial laws.

In Japan, applications for approval to manufacture and market new drugs must be approved by the Ministry of Health, Labor and Welfare. Nonclinical and clinical studies must meet the requirements of Japanese laws. Results from clinical studies conducted outside of Japan must be supplemented with at least a bridging clinical study conducted in Japan. Non-Japanese companies must appoint a Market Authorization Holder or create a Japanese subsidiary and have it certified as a Market Authorization Holder that applies for approval of the drug. Further marketing regulations including manufacturing licenses and reimbursement are subject to other national laws.

In addition to regulations in Europe, Canada, Japan and the U.S., there are a variety of foreign regulations governing clinical studies, commercial distribution and reimbursement of future product candidates which the Company may be subject to as it pursues regulatory approval and commercialization of CPX-351 or any future product candidates internationally.

Corporate Information

The Company’s principal executive offices are located at 303B College Road East, Princeton, NJ 08540. Celator’s telephone number is (609) 243-0123. Celator is headquartered in Princeton, NJ, and its principal operations are located in Princeton, NJ and Vancouver, British Columbia, Canada.

The Company uses the name “Celator” and its logo as its trademarks. This Form 10-K annual report may contain the trademarks and trade names of other entities and those trademarks and trade names are the property of their respective owners.

Employees and Locations

As of December 31, 2012, Celator has 18 full-time employees, of whom eight hold Ph.D.’s or M.D.’s in their respective areas of expertise.

Recent Developments

On March 1, 2013, the Company entered into an office lease with Princeton South Investors, LLC, for the lease of 4,785 square feet office space located in Ewing, New Jersey. The Company expects to occupy the space commencing in Summer 2013. The initial term of the agreement is five years, and the agreement may be terminated earlier or extended in accordance with the terms of the agreement.

Under the Agreement, the Company will have the contractual payment obligations as shown in the table below commencing July 1, 2013.

Time Period	Period Total Payment Amount
Months 1-5	$—
Months 6-12	$78,853
Months 13-24	$137,569
Months 25-36	$139,961
Months 37-48	$142,354
Months 49-60	$144,746

The Company will be obligated to maintain a letter of credit from a bank with respect to its security deposit obligations in the amount of $250,000 during the first year of the Agreement, which amount will be reduced by $50,000 per year on each of December 1, 2014, 2015 and 2016 and by $75,000 on December 1, 2017, which amounts are subject to adjustment to lower amounts upon completion of a qualified financing.

ITEM 1A.	RISK FACTORS

The following risks and uncertainties should be carefully considered. If any of the following occurs, the Company’s business, financial condition or operating results could be materially harmed. An investment in the Company’s securities is speculative in nature, involves a high degree of risk and should not be made by an investor who cannot bear the economic risk of its investment for an indefinite period of time and who cannot afford the loss of its entire investment.

RISKS RELATED TO THE COMPANY’S BUSINESS AND INDUSTRY

All product candidate development timelines and projections in this Form 10-K annual report are based on the assumption of further financing. If the Company is unable to raise substantial additional funding, it will be unable to complete the development and potential commercialization of CPX-351.

The Company has sufficient funds to conduct its proposed plan of operations to the middle of the first quarter of 2014, based on a cash balance of $9.4 million as of February 28, 2013 and the receipt of a milestone payment in the first quarter of 2013 from LLS for the enrollment of the first patient in the Phase 3 study of CPX-351 and the sale of net operating loss carryforwards through the NJEDA program. The Company estimates that it still needs to raise an additional $27.0 million to complete the Phase 3 study to its overall primary endpoint target of the first quarter of 2016. In the event the Company does not successfully raise funds in subsequent financing(s), its product development activities will necessarily be curtailed commensurate with the magnitude of the shortfall or may cease altogether. If the Company’s product development activities are slowed or stopped, the Company will be unable to meet the timelines and projections outlined in this Form 10-K annual report. Failure to progress its product candidates as anticipated will have a negative effect on the Company’s business, future prospects and ability to obtain further financing on acceptable terms (if at all), and the value of the enterprise.

The Company expects the planned overall survival analysis of the Phase 3 study of CPX-351 in patients with sAML to occur in first quarter of 2016, for which the Company will need to raise substantial additional funds. To the extent that the costs of the planned study exceed current estimates or the survival analysis does not occur within the currently anticipated timeframe and the Company is unable to raise sufficient additional capital to cover such additional costs, the Company will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to CPX-351, outlicense intellectual property rights to CPX-351, sell assets or effect a combination of the above. No assurance can be given that the Company will be able to effect any of such transactions on acceptable terms, if at all.

In addition, the Company will need to raise substantial additional capital to:

•	complete the development and potential commercialization of CPX-351;

•	fund additional clinical studies of CPX-351 and seek regulatory approvals;

•	expand its development activities;

•	implement additional internal systems and infrastructure; and

•	build or access commercialization and additional manufacturing capabilities and supplies.

The Company’s future funding requirements and sources will depend on many factors, including but not limited to:

•	the rate of progress and cost of its clinical studies, including in particular the Phase 3 study of CPX-351;

•	the need for additional or expanded clinical studies;

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which the Company may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of the Company’s other development activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing technological and market developments.

Celator has incurred losses since its inception and anticipates that the Company will continue to incur losses for the foreseeable future. There is substantial doubt about the Company’s ability to continue as a going concern without additional financing. The Company may not ever achieve or sustain profitability.

Celator is not profitable and has incurred losses in each year since its inception in 1999. Celator’s net losses for the years ended December 31, 2012 and 2011 were $10.9 million and $14.2 million, respectively. As of December 31, 2012, Celator had an accumulated deficit of $111.6 million. Although the Company believes that it will have sufficient funds to conduct its proposed plan of operations to the middle of the first quarter of 2014, there is substantial doubt about the Company’s ability to continue as a going concern beyond that time without additional financing. The Company’s independent registered public accounting firm, KPMG LLP, has included an explanatory paragraph in its report with respect to this uncertainty. KPMG LLP’s report could impact the Company’s ability to raise funds from new investors.

Celator does not currently have any products that have been approved for marketing, and it continues to incur substantial development and general and administrative expenses related to its operations. Therefore, for the foreseeable future, the Company will have to fund all of its operations and capital expenditures from cash on hand and amounts raised in this and future offerings. The Company may not be able to raise capital when needed.

The Company expects to continue to incur losses for the foreseeable future, and the Company expects these losses to increase significantly as the Phase 3 study of CPX-351 progresses, as the Company seeks regulatory approvals for CPX-351 and as the Company commercializes CPX-351, if approved. The Company’s losses, among other things, have caused and will continue to cause its stockholders’ equity and working capital to decrease.

To date, Celator has derived substantially all of its revenue from a research collaboration agreement with Cephalon, Inc., a sponsored research agreement with LLS, participation in the federal government’s Qualifying Therapeutic Discovery Project and the NJEDA’s Technology Business Tax Certificate Transfer Program. As of March 31, 2012, the research collaboration agreement with Cephalon, Inc. had been completed. Moreover, the Company cannot assure that it will enter into any new collaboration agreement(s) that will result in research revenue for the Company.

The Company does not anticipate that it will generate revenue from the sale of products for the foreseeable future. The Company’s ability to become profitable depends upon its ability to generate significant continuing revenues.

In the absence of additional sources of capital, which may not be available to the Company on acceptable terms, or at all, the development of CPX-351 or future product candidates may be reduced in scope, delayed or terminated. If the Company’s product candidates or those of its collaborators fail in clinical studies or do not gain regulatory approval, or if its future products, if any, do not achieve market acceptance, the Company may never become profitable.

Raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to the Company’s existing stockholders, restrict the Company’s operations or require it to relinquish proprietary rights.

The Company may raise additional funds through public or private equity offerings, debt financings or licensing arrangements. To the extent that the Company raises additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. Any future debt financing the Company enters into may involve covenants that restrict its operations, including limitations on its ability to incur liens or additional debt, pay dividends, redeem its stock, make certain investments and engage in certain merger, consolidation or asset sale transactions, among other restrictions.

In addition, if the Company raises additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to its product candidates, or grant licenses on terms that are not favorable to the Company. If adequate funds are not available, the Company’s ability to achieve profitability or to respond to competitive pressures will be significantly limited and it may be required to delay, significantly curtail or eliminate the development of one or more of its product candidates.

The regulatory approval process is expensive, time-consuming and uncertain and may prevent the Company from obtaining approval for the commercialization of CPX-351 or future product candidates; the Company’s clinical studies for CPX-351 may not demonstrate safety or efficacy or lead to regulatory approval.

The research, testing, manufacturing, labeling, storage, record-keeping, import, export, marketing, selling and distribution of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. In order to develop and potentially submit a New Drug Application (“NDA”) to the FDA, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate.

Neither the Company nor any potential collaboration partners are permitted to market CPX-351, or future products, if any, in the U.S. until the Company receives approval of an NDA from the FDA, or in any other country without the equivalent marketing approval from such country. The Company has not received marketing approval for CPX-351 in any jurisdiction. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject the Company to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, supplements to approved NDAs or their foreign equivalents.

CPX-351 is vulnerable to the risks of failure inherent in the drug development process. The Company needs to conduct clinical studies and additional activities in order to demonstrate that CPX-351 is safe and effective to the satisfaction of the FDA and other regulatory authorities. Failure can occur at any stage of the development process, and successful preclinical studies and early clinical studies do not ensure that later clinical studies will be successful. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical studies, even after obtaining promising results in earlier studies.

If the clinical studies result in unacceptable toxicity or lack of efficacy, the Company may have to terminate them. If clinical studies are halted, or if they do not show that CPX-351 is safe and effective in the indications for which the Company is seeking regulatory approval, future growth may be limited.

The Company does not know whether the Phase 3 clinical study, or any other future clinical studies with CPX-351 or any of its product candidates, will be completed on schedule, or at all, or whether its ongoing or planned clinical studies will begin or progress on the time schedule it anticipates. The commencement and completion of future clinical studies could be substantially delayed or prevented by several factors, including

•	delays or failures to raise additional funding;

•	results of meetings with the FDA and/or other regulatory bodies;

•	a limited number of, and competition for, suitable patients with particular types of cancer for enrollment in its clinical studies;

•	delays or failures in obtaining regulatory approval to commence a clinical study;

•	delays or failures in reaching acceptable clinical study agreement terms or clinical study protocols with prospective sites;

•	delays or failures in obtaining sufficient clinical materials;

•	delays or failures in obtaining approval from independent institutional review boards to conduct a clinical study at prospective sites;

•	failure of patients to complete the clinical study;

•	unforeseen safety issues;

•	lack of efficacy during clinical studies; or

•	inability or unwillingness of patients or clinical investigators to follow its clinical study protocols.

In addition, the Company’s clinical studies may be suspended or terminated at any time by the FDA, other regulatory authorities, or the Company itself. Any failure to complete or significant delay in completing clinical studies for the Company’s product candidates could harm the Company’s financial results and the commercial prospects for the product candidates.

Regulatory approval of an NDA or an NDA supplement or a foreign equivalent is not guaranteed, and the approval process is expensive, uncertain and may take years. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. As in the U.S., the regulatory approval process in Europe and in other countries is a lengthy and challenging process. The FDA and other regulatory bodies can delay, limit or deny approval of a product candidate for many reasons, including:

•	the Company may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe and effective for any indication;

•	regulatory authorities may not find the data from preclinical studies and clinical studies sufficient or may differ in the interpretation of the data;

•	the FDA or foreign regulatory authority might not approve the Company’s or the Company’s third-party manufacturers’ processes or facilities for clinical or commercial product;

•	the FDA or foreign regulatory authority may change its approval policies or adopt new regulations;

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of the Company’s clinical studies;

•	the FDA or foreign regulatory authority may not accept clinical data from studies that are conducted in countries where the standard of care is potentially different from that in the U.S.;

•	the results of clinical studies may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	the Company may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; and

•

the data collection from clinical studies of the Company’s product candidates may not be sufficient to support the submission of a NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere.

In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased caution by the FDA and other regulatory authorities in reviewing new pharmaceuticals based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals.

The Company relies on third-party distributors and manufacturers for the supply of CPX-351 and the control arm drugs of cytarabine and daunorubicin for the Phase 3 study. Cytarabine was previously in short supply throughout the world, and daunorubicin was in short supply in the U.S. as well. There is no guarantee that the Company can procure sufficient quantities to supply the Phase 3 study.

The Company procures control arm drugs of cytarabine and daunorubicin for the Phase 3 study from third-party distributors. Cytarabine was recently in short supply throughout the world, although the FDA removed it from its drug shortages index in October 2011. Daunorubicin is currently on the FDA’s drug shortages index; however, in an update on February 1, 2013, the FDA reported that “Teva has ample supply available.” Clinical study site procurement of cytarabine and daunorubicin is necessary to complete the Phase 3 study. If sites are unable to procure the necessary supplies to support the Phase 3 study in a timely manner, the study will be delayed. Any significant delay could seriously harm the business.

The Company relies on third parties, such as contract manufacturers, contract research organizations, medical institutions, clinical investigators and contract laboratories, to manufacture the product and to conduct the Company’s planned clinical studies for CPX-351. If the third parties conducting the Company’s clinical studies do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to the Company’s clinical study protocols or for any other reason, the Company may need to enter into new arrangements with alternative third parties and the clinical studies may be extended, delayed or terminated or may need to be repeated, and the Company may not be able to obtain regulatory approval for or commercialize the product candidate.

Prior to 2011, CPX-351 was manufactured in small batches for use in preclinical and clinical studies. In 2011, a different contract manufacturer was selected to produce CPX-351 at commercial scale and lyophilize the product. No assurance can be given that the process and product will not experience delays or setbacks as additional product is manufactured.

If third parties upon which the Company relies to manufacture its supplies fail to obtain approval of the FDA, or other regulatory authorities, fail to provide the Company with sufficient quantities of pharmaceutical product or fail to do so at acceptable quality levels or prices, the Company’s development and commercialization of any of its product candidates could be stopped, delayed or made less profitable.

Celator’s CombiPlex products represent formulations with increased manufacturing risks associated with the complexities of producing drug delivery vehicles co-encapsulating two drugs that are maintained at a fixed ratio and, in the case of CPX-351, are provided in a freeze-dried format.

The facilities used by contract manufacturers to manufacture the Company’s product candidates must be approved by the FDA pursuant to inspections that will be conducted only after the Company submits an NDA to the FDA, if at all. The Company does not control the manufacturing process of its product candidates and is completely dependent on its contract manufacturing partners for compliance with the FDA’s requirements for manufacture of finished pharmaceutical products. If the Company’s contract manufacturers cannot successfully manufacture material that conforms to its specifications and the FDA’s strict regulatory requirements of safety, purity and potency, the Company will not be able to secure and/or maintain FDA approval for its product candidates. In addition, the Company has no control over the ability of its contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If its contract manufacturers cannot meet FDA standards, the Company may need to find alternative manufacturing facilities, which would significantly impact its ability to develop, obtain regulatory approval for or market its product candidates. No assurance can be given that its manufacturers can continue to make clinical and commercial supplies of CPX-351, or future product candidates, at an appropriate scale and cost to make it commercially feasible.

In addition, the Company does not have the capability to package finished products for distribution to hospitals and other customers. Prior to commercial launch, the Company will enter into agreements with one or more alternate fill/finish pharmaceutical product suppliers so that the Company can ensure proper supply chain management once the Company is authorized to make commercial sales of its product candidates. If the Company receives marketing approval from the FDA, it intends to sell pharmaceutical product finished and packaged by such suppliers. Although the Company has entered into agreements with its current contract manufacturers and fill/finish suppliers for clinical trial material, it may be unable to maintain an agreement on commercially reasonable terms, which could have a material adverse impact upon its business.

In most cases, the Company’s manufacturing partner is a single-source supplier. It is expected that the Company’s manufacturing partner will be a sole source supplier from a single site location for the foreseeable future. Given this, any disruption of supply from this partner could have a material, long-term impact on the Company’s ability to supply products for clinical studies or commercial sale. Additionally, the proprietary technology that supports the manufacture of CPX-351 is not easily transferrable, and it is expected that its contract manufacturer will be the sole supplier of CPX-351 at a single site for the foreseeable future. If the Company’s supplier does not deliver sufficient quantities of CPX-351 on a timely basis, or at all, and in accordance with applicable specifications, there could be a significant interruption of the Company’s supply of CPX-351, which would adversely affect clinical development and commercialization of the product.

The Company’s products may be subject to technology risks that may restrict or prevent their development and commercialization.

Developing products based on the Company’s technology platform, known as CombiPlex, is subject to development risks. CPX-351 represents the first injectable fixed ratio, drug delivery combination product that the FDA will be considering for approval. While the Company has attempted to address potential issues that may be unique to such a combination product, it is possible that the FDA may consider the studies performed by the Company to be deficient, resulting in a delay of approval or possibly a refusal decision. Also, while the Company believes that it has a patent portfolio protecting the CombiPlex technology and the Company’s product candidates, it is possible that a technology unknown presently by the Company may be developed that is able to deliver drug combinations in a manner that provides the benefits of CombiPlex without contravening any of the Company’s patents.

The failure to enroll patients in clinical studies may cause delays in developing CPX-351.

The Company will encounter delays if it is unable to enroll enough patients to complete clinical studies of CPX-351, including the Phase 3 study. The Company’s Phase 3 study is intending to enroll 300 patients with sAML. Patient enrollment depends upon many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the number and nature of competing treatments and ongoing clinical studies of competing drugs for the same indication and the eligibility criteria for the study. Patients participating in the Company’s studies may elect to leave the studies and switch to alternative treatments that are available to the patients, either commercially or on an expanded access basis, or in other clinical studies. Competing treatments may include nucleoside analogs, anthracyclines, topoisomerase II inhibitors and hypomethylating agents. Moreover, when a product candidate is evaluated in multiple clinical studies simultaneously, patient enrollment in ongoing studies can be adversely affected if negative results are reported from the studies. In the Phase 3 study, CPX-351 is being tested in patients with sAML, which can be a difficult patient population to recruit.

Because the results of preclinical studies and early clinical studies are not necessarily predictive of future results, any product candidate the Company advances, if any, in clinical studies may not have favorable results in later clinical studies or receive regulatory approval.

Pharmaceutical development has inherent risk. The Company will be required to demonstrate through adequate and well-controlled clinical studies that CPX-351 and future product candidates, if any, are effective with a favorable benefit-risk profile for use in diverse populations for their target indications before the Company can seek regulatory approval for their commercial sale. Success in early clinical studies does not mean that later clinical studies will be successful because product candidates in later-stage clinical studies may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Companies frequently suffer significant setbacks in advanced clinical studies, even after earlier clinical studies have shown promising results. In addition, there is typically an extremely high rate of attrition from the failure of pharmaceutical candidates proceeding through clinical studies.

The Company believes that the research that has been performed, both pre-clinically and clinically, cannot by its nature provide conclusive evidence that the product provides a completely antagonism-free approach to AML treatment.

The Company plans to conduct additional clinical studies with CPX-351, including the Phase 3 study. If the results from this study are significantly different from those found in the completed Phase 1 and Phase 2 clinical studies of CPX-351, the Company will likely need to terminate or revise its clinical development plan, which could extend the time for conducting its development program and could have a material adverse effect on the Company.

The in vitro and in vivo preclinical models utilized by the Company to guide selection of drug ratios for encapsulation and delivery in vivo using liposomes or nanoparticles may not be representative of the response tumor cells have to drug ratios in patients.

The tumor cell lines used to test for drug ratio-dependent synergy in vitro are maintained under conditions that can change their response to anticancer drugs relative to how they behave in vivo. Similarly, the tumor cells growing in preclinical cancer models may not respond to anticancer drugs the way tumor cells respond in human patients. Accordingly, there is the risk that the drug ratios contained in the Company’s products may not be optimal for clinical activity.

Any product candidate the Company advances into clinical studies may cause unacceptable adverse events or have other properties that may delay or prevent the regulatory approval or commercialization of the product candidate or limit the commercial potential of the product candidate.

Unacceptable adverse events caused by any of the Company’s product candidates could cause regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications. This, in turn, could prevent the Company from commercializing the affected product candidate and generating revenues from its sale.

To date, clinical studies using CPX-351 have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. Investigators will use CPX-351 to treat AML in patients older than age 60. In the pre-chemotherapy era AML invariably led to death from infections or major bleeding events within weeks to months of diagnosis. Active AML leads to death by producing a general shut down of hematopoietic function with loss of functional neutrophils and marked reductions in platelets and red blood cells. Loss of neutrophil function inevitably leads to risk of severe infections and loss of platelets leads to risk of major bleeding events. In this setting, physicians have traditionally accepted the risk of high rates of adverse events, including severe or life threatening but reversible adverse events, provided there is evidence of greater benefit in the form of objective response and prolonged survival. The balancing of risk and benefit occurs at the start of every treatment course, and every investigator understands that the risk of withholding potentially toxic but useful treatment is death from progressive AML within a short period of time. The Company has found that the toxicity profile of CPX-351 is acceptable to investigators for the following reasons:

•	it is similar to the safety profile of traditional 7+3 regimen treatment, considered the standard of care or initial treatment;

•

the 60-day mortality associated with CPX-351 was less than that observed with 7+3 regimen treatment (4.7% vs. 14.6% in newly diagnosed AML patients), indicating that the adverse events associated with CPX-351 treatment led to fewer deaths than standard of care treatment; and

•

the rate of response, event-free survival, and overall survival were similar to control for lower risk patients and superior to control for higher risk patients, particularly for patients with secondary AML.

In summary, the adverse event profile is acceptable to investigators because no unacceptable adverse events have been encountered and the benefits of treatment appear to outweigh the risks.

Adverse events experienced by 25% or more of patients receiving CPX-351 are as follows: rash, febrile neutropenia, nausea, diarrhea, pain, constipation, fatigue, bacteremia, pyrexia, chills, localized edema, decreased appetite, vomiting, cough, headache, dyspnea, epistaxis, stomatitis and hypokalemia. Adverse events experienced by 25% or more of patients receiving CPX-1 are as follows: diarrhea, nausea, vomiting, fatigue, neutropenia, anorexia, weight decreased, alopecia, abdominal pain, dehydration and constipation.

Such interpretation may not be shared by future investigators or by the FDA and, even if deemed acceptable for specific oncology applications, such as the completed clinical studies, it may not be acceptable for diseases in other oncology settings. Additionally, the severity, duration and incidence of adverse events may differ in larger study populations. The toxicity of CPX-351 manufactured under different conditions is not known, and it is possible that additional and/or different adverse events may appear upon the human use of those formulations and those adverse events may arise with greater frequency, intensity and duration than in the current formulation. If any of the Company’s product candidates cause unacceptable adverse events in clinical studies, the Company may not be able to obtain marketing approval and generate revenues from its sale.

If any of the Company’s product candidates receives marketing approval and the Company or others later identify unacceptable adverse events caused by the product, a number of significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the affected product;

•	regulatory authorities may require a more significant clinical benefit for approval to offset the risk;

•	regulatory authorities may require the addition of labeling statements that could diminish the usage of the product or otherwise limit the commercial success of the affected product;

•	the Company may be required to change the way the product is administered, conduct additional clinical studies or change the labeling of the product;

•	the Company may choose to discontinue sale of the product;

•	the Company could be sued and held liable for harm caused to patients;

•	the Company may not be able to enter into collaboration agreements on acceptable terms and execute on the Company’s business model; and

•	the Company’s reputation may suffer.

Any one or a combination of these events could prevent the Company from obtaining regulatory approval and achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the affected product, which in turn could delay or prevent the Company from generating any revenues from the sale of the affected product.

The Company may experience delays in the commencement of its clinical studies with CPX-351 or future product candidates, or in the receipt of data from preclinical and clinical studies conducted by third parties, which could result in increased costs and delay its ability to pursue regulatory approval.

Delays in the commencement of clinical studies and delays in the receipt of data from preclinical or clinical studies conducted by third parties could significantly impact the Company’s product development costs. Before the Company can initiate clinical studies in the U.S. for future product candidates, it must submit the results of preclinical testing, usually in animals, to the FDA as part of an Investigational New Drug (“IND”) submission, along with other information including information about product chemistry, manufacturing and controls and its proposed clinical study protocol for its product candidates. With CPX-351, a single Phase 1 clinical study was conducted and two randomized, controlled Phase 2 clinical studies were conducted in patients with AML. The rationale for the Phase 3 study is based on clinical study results from two Phase 2 studies, but results from earlier phase clinical studies do not guarantee the outcomes of later clinical studies.

The Company currently plans to rely on data from third parties for the Phase 3 study of CPX-351. If receipt of the data is delayed for any reason, including reasons outside of the Company’s control, it will delay the Company’s plans for the Phase 3 study, and other clinical study plans. This, in turn, will delay the Company’s ability to make subsequent regulatory filings and ultimately, to commercialize its products if regulatory approval is obtained.

Potential conflicts of interest arising from relationships and any related compensation with respect to clinical studies could adversely affect the process.

Principal investigators for the Company’s clinical studies may serve as scientific advisors or consultants to the Company from time to time and receive cash compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical study site may be questioned or jeopardized.

The Company may be subject to costly claims related to its clinical studies and may not be able to obtain adequate insurance.

Because the Company conducts clinical studies in humans, the Company faces the risk that the use of CPX-351 or future product candidates, if any, will result in adverse side effects. The Company cannot predict the possible harms or side effects that may result from its clinical studies. Although the Company has clinical study liability insurance for up to $10.0 million in aggregate, the Company’s insurance may be insufficient to cover any such events. There is also a risk that the Company may not be able to continue to obtain clinical study coverage on acceptable terms. In addition, the Company may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, the Company’s insurance coverage. There is also a risk that third parties that the Company has agreed to indemnify could incur liability. Any litigation arising from its clinical studies, even if the Company is ultimately successful, would consume substantial amounts of the Company’s financial and managerial resources and may create adverse publicity.

If the Company’s competitors develop and market products that are more effective, safer or less expensive than CPX-351, the Company’s commercial opportunities may be negatively impacted.

The life sciences industry is highly competitive, and the Company faces significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies and possibly from academic institutions, government agencies and private and public research institutions that are researching, developing and marketing products designed to address the treatment of cancer, including AML. Many of the Company’s competitors have significantly greater financial, manufacturing, marketing and drug development resources than the Company. Large pharmaceutical companies, in particular, have extensive experience in the clinical testing of, obtaining regulatory approvals for, and marketing of, drugs. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

These developments may render the Company’s product candidates obsolete or noncompetitive. Compared to the Company, potential competitors may have substantially greater

•	research and development resources, including personnel and technology;

•	regulatory experience;

•	pharmaceutical development, clinical study and pharmaceutical commercialization experience;

•	experience and expertise in exploitation of intellectual property rights; and

•	capital resources.

As a result of these factors, the Company’s competitors may obtain regulatory approval of their products more rapidly than the Company or may obtain patent protection or other intellectual property rights that limit the Company’s ability to develop or commercialize its product candidates. The Company’s competitors may also develop products for the treatment of AML that are more effective, better tolerated, more useful and less costly than the Company’s products and may also be more successful in manufacturing and marketing their products. Potential competitors may succeed in obtaining approvals from the FDA and foreign regulatory authorities for their product candidates sooner than the Company does for its products.

A key consideration when treating AML patients is whether the patient is suitable for intensive therapy. The standard of care for the treatment of newly diagnosed AML patients who can tolerate intensive therapy is cytarabine in combination with an anthracycline (i.e., daunorubicin) – for some patients, primarily those less than 60 years of age, a stem cell transplant could also be considered. The regimen of cytarabine in combination with an anthracycline has been the standard of care for decades. A patient not suitable for intensive therapy may be offered the option for low-intensity therapy such as low-dose cytarabine, azacitidine or decitabine or possibly intermediate intensity therapy such as clofarabine. It should be noted that, in the U.S., azacitidine, decitabine and clofarabine are not approved by the FDA for the treatment of AML patients. The initial focus for CPX-351 development is in patients who can tolerate intensive therapy.

The Company is aware of products in development being studied for use as treatment options for AML patients. However, most of the products are being studied in different patient populations (i.e., relapsed or refractory patients, patients who are deemed unsuitable for intensive chemotherapy) than the intended Phase 3 study population with CPX-351. The list below shows some of the products of which the Company is aware being in late-stage development:

•	Sunesis Pharmaceuticals, Inc. is developing vosaroxin in combination with cytarabine for patients with first relapse or refractory AML, for which a Phase 3 study is open for enrollment.

•

Cyclacel Pharmaceuticals, Inc. is developing sapacitabine, alternating cycles of treatment with decibaine (decitabine followed by sapacitabine), for elderly patients aged 70 years or older with newly diagnosed AML who are not candidates for, or have refused, induction chemotherapy, for which a Phase 3 study is open for enrollment.

•

Eisai Co., Ltd.’s, Dacogen (decitabine) is currently on the market because it was initially approved for use in another hematologic malignancy. Based on the Phase 3 study results, the FDA did not approve the use of the product in elderly patients aged 65 or older with newly diagnosed AML who are not considered candidates for induction therapy, but the European Commission did approve its use in this population.

•

Clavis Pharma ASA is developing elacytarabine, for patients with relapsed or refractory AML, for which a Phase 3 study has completed enrollment and top-line results are expected in the first-quarter of 2013.

•

Celgene Corporation’s Vidaza (azacitidine) has been approved by the European Commission for use in adults who cannot have a bone marrow transplant in patients with AML that has developed from myelodysplastic syndrome when the bone marrow consists of 20%-30% abnormal cells. The product is currently on the market in the U.S. because it was approved for use in another hematologic malignancy. The FDA has not approved this product for use in AML. A Phase 3 study in elderly patients aged 65 or older with newly diagnosed AML is ongoing, and patients are not currently being recruited.

The Company will also face competition from these third parties in recruiting and retaining qualified personnel, establishing clinical study sites and enrolling patients for clinical studies.

The Company believes that its ability to successfully compete in the marketplace with CPX-351 and any future product candidates will depend on, among other things

•	the ability to recruit and retain qualified personnel to help the Company advance CPX-351 and future product candidates, if any;

•	the ability to develop novel products with attractive pharmaceutical properties and to secure, protect and maintain intellectual property rights based on the Company’s innovations;

•	the efficacy, safety and reliability of the product candidates;

•	the speed at which the Company develops its product candidates;

•	the ability to design and successfully execute appropriate clinical studies;

•	the ability to maintain a good relationship with regulatory authorities;

•	the ability to obtain, and the timing and scope of, regulatory approvals;

•	the ability to manufacture clinical trial supplies of CPX-351 and future products, if any;

•	the ability to manufacture and sell commercial quantities of future products to the market; and

•	acceptance of future products by physicians and other healthcare providers.

CPX-351 is a small molecule therapeutic that will compete with other drugs and therapies currently used for AML, such as nucleoside analogs, anthracyclines, hypomethylating agents, inhibitors of topoisomerase II and other novel agents. Additionally, other products currently in development could become potential competitors of CPX-351, if the products are approved for marketing.

The Company expects competition for CPX-351 for the treatment of AML to increase as additional products are developed and approved in various patient populations. If the competitors market products that are more effective, safer or less expensive than CPX-351 or its other future products, if any, or that reach the market sooner, the Company may not achieve substantial market penetration or commercial success.

If any product candidate that the Company successfully develops does not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues that it generates from its sales will be limited.

Even if CPX-351 or any other product candidates receive regulatory approval, the products may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of the Company’s product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any of the Company’s approved products will depend upon a number of factors, including

•	the efficacy and safety, as demonstrated in clinical studies;

•	the risk/benefit profile of the Company’s products such as CPX-351;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	acceptance by physicians, key members of the healthcare team at cancer centers and patients of the product as a safe and effective treatment;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;

•	the cost of treatment in relation to alternative treatments;

•	the timing of market introduction of competitive products;

•	the availability of adequate reimbursement and pricing by third parties and government authorities;

•	relative convenience and ease of administration; and

•	the effectiveness of the Company’s sales, marketing and distribution efforts.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, the Company may not generate sufficient revenue from these products and the Company may not become or remain profitable.

Even if the Company receives regulatory approval for CPX-351, the Company will be subject to ongoing FDA and other regulatory obligations and continued regulatory review, which may result in significant additional expense and limit the Company’s ability to commercialize CPX-351.

Any regulatory approvals that the Company or potential collaboration partners receive for CPX-351 or future product candidates, if any, may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing studies. In addition, even if approved, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for any product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

Regulatory policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of the Company’s product candidates. The Company cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If the Company is not able to maintain regulatory compliance, the Company might not be permitted to market CPX-351 or future products, if any, and the Company may not achieve or sustain profitability.

If product liability lawsuits are brought against it, the Company may incur substantial liabilities and may be required to limit commercialization of its product candidates.

The Company faces an inherent risk of product liability exposure related to the testing of its product candidates in human clinical studies, and will face an even greater risk if it sells its product candidates commercially. An individual may bring a liability claim against the Company if one of its product candidates causes, or merely appears to have caused, an injury. If the Company cannot successfully defend itself against product liability claims, it will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in

•	decreased demand for its product candidates;

•	impairment to its business reputation;

•	withdrawal of clinical study participants;

•	costs of related litigation;

•	distraction of management’s attention from its primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize its product candidates; and

•	loss of revenues.

The Company does carry product liability insurance for its clinical studies. Further, the Company intends to expand its insurance coverage to include the sale of commercial products if marketing approval is obtained for any of its product candidates. However, the Company may be unable to obtain this product liability insurance on commercially reasonable terms and with insurance coverage that will be adequate to satisfy any liability that may arise. On occasion, large judgments have been awarded in class action or individual lawsuits relating to marketed pharmaceuticals. A successful product liability claim or series of claims brought against the Company could cause its stock price to decline and, if judgments exceed its insurance coverage, could decrease its cash and adversely affect its business.

Reimbursement may be limited or unavailable in certain market segments for the Company’s product candidates, which could make it difficult for the Company to sell its products profitably.

The Company intends to seek approval to market its future products in both the U.S. and in countries outside the U.S. If the Company obtains approval in one or more foreign countries, it will be subject to rules and regulations in those countries relating to its product. In some foreign countries, particularly in the European Union, the pricing of pharmaceuticals is subject to government control. In these countries, pricing negotiations with government authorities can take considerable time after the receipt of marketing approval for a product candidate. In addition, market acceptance and sales of the Company’s product candidates will depend significantly upon the availability of adequate coverage and reimbursement from third-party payors for any of its product candidates and may be affected by existing and future healthcare reform measures.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which pharmaceuticals they will cover and reimburse and establish reimbursement levels. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require the Company to provide supporting scientific, clinical and cost-effectiveness data for the use of its products to the payor. The Company may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If reimbursement of the Company’s future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the Company may be unable to achieve or sustain profitability.

In both the U.S. and certain foreign countries, there have been a number of legislative and regulatory changes to the healthcare system that could impact the Company’s ability to sell its products profitably. In particular, the Medicare Modernization Act of 2003 revised the payment methodology for many products reimbursed by Medicare, resulting in lower rates of reimbursement for many types of drugs, and added a prescription drug benefit to the Medicare program that involves commercial plans negotiating drug prices for their members. Since 2003, there have been a number of other legislative and regulatory changes to the coverage and reimbursement landscape for pharmaceuticals. Most recently, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the “Affordable Care Act,” was enacted. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, the increased use of comparative effectiveness research on healthcare products, reimbursement and fraud and abuse changes, all of which will impact existing government healthcare programs and will result in the development of new programs. An expansion in the government’s role in the U.S. healthcare industry may further lower rates of reimbursement for pharmaceutical products.

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare products and services. The Company cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect

•	the demand for any products for which the Company may obtain regulatory approval;

•	the Company’s ability to set a price that it believes is fair for its products;

•	the Company’s ability to generate revenues and achieve or maintain profitability;

•	the level of taxes that the Company is required to pay; and

•	the availability of capital.

In addition, governments may impose price controls, which may adversely affect profitability if products are sold in those countries.

The Company expects to expand its development capabilities, and any difficulties hiring or retaining key personnel or managing this growth could disrupt the Company’s operations.

The Company is highly dependent on the principal members of its development staff. Future growth will require the Company to continue to implement and improve its managerial, operational and financial systems and continue to retain, recruit and train additional qualified personnel, which may impose a strain on its administrative and operational infrastructure. The competition for qualified personnel in the biopharmaceutical field is intense. As of December 31, 2012, Celator has 18 full-time employees. The Company may need to expand its managerial, operational, financial and other resources in order to manage and fund its operations and clinical studies, continue its research and development activities, and commercialize its product candidates. The Company is highly dependent on the continued ability to attract, retain and motivate highly qualified management and specialized personnel required for the manufacture of its products, the clinical development of the product candidates and the potential commercialization of the product candidates. Due to limited resources, the Company may not be able to effectively manage any expansion of its operations or recruit and train additional qualified personnel. If the Company is unable to retain key personnel or manage its growth effectively, the Company may not be able to implement its business plan.

The Company has, in the past, implemented workforce reductions. Depending on the Company’s need for additional funding and expense control, the Company may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress of the Company’s programs. In addition, the implementation of expense reduction programs may result in the diversion of efforts of the Company’s executive management team and other key employees, which could adversely affect the Company’s business.

The Company currently has no commercial organization (i.e., marketing, sales, distribution). If the Company is unable to develop a commercial infrastructure on its own or through collaborations with partners, the Company will not be successful in commercializing CPX-351.

The Company currently has no commercial infrastructure (i.e., marketing, sales or distribution capabilities) for its product candidates and must build this infrastructure or make arrangements with third-parties to perform these functions in order to commercialize its products. If the Company needs to establish this capability it will be expensive and time consuming. Any failure or delay in the development of this capability would adversely impact the commercialization of CPX-351 or future product candidates, if any.

If the Company fails to comply with healthcare regulations, it could face substantial penalties and its business, operations and financial condition could be adversely affected.

In addition to FDA restrictions on the marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical and medical device industries in recent years, as well as consulting or other service agreements with physicians or other potential referral sources. These laws include anti-kickback statutes and false claims statutes that prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or, in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally-financed healthcare programs, and knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and any practices the Company adopts may not, in all cases, meet all of the criteria for safe harbor protection from anti-kickback liability. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. Any challenge to its business practices under these laws could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company uses hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time-consuming or costly.

The Company uses hazardous materials, which could be dangerous to human health and safety or to the environment. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair the Company’s pharmaceutical development efforts.

In addition, the Company cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. If one of the Company’s employees were to be accidentally injured from the use, storage, handling or disposal of these materials or wastes, the medical costs related to the employee’s treatment may be covered by its workers’ compensation insurance policy. However, the Company does not carry specific hazardous waste insurance coverage and its property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, the Company could be held liable for damages or penalized with fines in an amount exceeding its resources, and its operations could be adversely affected.

The Company is an “emerging growth company” and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make the Company’s common stock less attractive to investors.

The Company is an “emerging growth company,” as defined in the JOBS Act enacted in April 2012. For as long as the Company continues to be an “emerging growth company,” the Company may choose to take advantage of exemptions from various public company reporting requirements. These exemptions include, but are not limited to,

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•	reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

The Company can be an “emerging growth company” for up to five years after the first sale of its common equity securities pursuant to an effective registration statement under the Securities Act, which the Company expects will be pursuant to a registration statement on Form S-8 or a resale registration statement on Form S-1. However, if certain events occur prior to the end of such five-year period, including if the Company becomes a “large accelerated filer,” its annual gross revenues exceed $1 billion or it issues more than $1 billion of non-convertible debt in any three-year period, the Company will cease to be an “emerging growth company” prior to the end of such five-year period. The Company cannot predict whether investors will find the Company’s common stock less attractive if it chooses to rely on these exemptions. If some investors find the Company’s common stock less attractive as a result of any choice the Company makes to reduce future disclosure, there may be a less active trading market for the Company’s common stock and its common stock price may be more volatile. The Company also qualifies at this time as a “smaller reporting company.” Many of the reduced disclosure obligations applicable to emerging growth companies apply to smaller reporting companies.

Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies, which is not available for smaller reporting companies. However, the Company is irrevocably electing not to avail itself of this extended transition period for complying with new or revised accounting standards and, therefore, the Company will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

The Company will incur increased costs as a result of operating as a public company, particularly once the Company ceases to be an “emerging growth company,” and the Company’s management will be required to devote substantial time to new compliance initiatives.

As a public reporting company, the Company will incur significant legal, accounting and other expenses that it did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and a national securities exchange on which the Company plans to seek to list its common stock for trading, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. The Company’s management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase the Company’s legal and financial compliance costs and will make some activities more time consuming and costly. For example, the Company expects that these rules and regulations may make it more difficult and more expensive for the Company to obtain director and officer liability insurance, and the Company may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, the Company will be required to furnish a report by its management on the Company’s internal control over financial reporting, including, once the Company ceases to be an “emerging growth company,” an attestation report on internal control over financial reporting issued by the Company’s independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed time period, the Company will engage in a process to document and evaluate the Company’s internal control over financial reporting, which is both costly and challenging. In this regard, the Company will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite the Company’s efforts, there is a risk that neither the Company nor, when required, its independent registered public accounting firm will be able to conclude within the prescribed timeframe that the Company’s internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company’s financial statements.

The Company expects that the additional reporting and other obligations imposed on the Company by these rules and regulations and compliance with evolving interpretations of new or changed legal requirements may cause the Company to incur higher costs as the Company revises current practices, policies and procedures, and may divert management time and attention from potential revenue-generating activities to compliance matters. If the Company’s efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, the Company’s reputation may also be harmed. Further, the Company’s board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, the Company may have difficulty attracting and retaining qualified board members and executive officers, which could harm the Company’s business.

Economic conditions may make it costly and difficult to raise additional capital.

There has been turmoil in the world economy, which has led to volatility on the U.S. stock market and reduced credit availability. Investors have been unwilling to buy certain corporate stocks and bonds. If economic conditions continue to affect the capital markets, the Company’s ability to raise capital, via controlled equity facilities, debt facility or otherwise, may be adversely affected.

The Company is exposed to risks related to foreign currency exchange rates.

Some of the Company’s costs and expenses are denominated in foreign currencies. Most of the Company’s foreign expenses are associated with activities related to the planned Phase 3 study of CPX-351 that will occur outside of the U.S. When the U.S. dollar weakens against foreign currency, the U.S. dollar value of the foreign currency denominated expense increases, and when the U.S. dollar strengthens against the foreign currency, the U.S. dollar value of the foreign currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect the Company’s results of operations.

The Company may not be able to recover from any catastrophic event affecting its suppliers or facilities.

While the Company’s suppliers have measures in place to minimize and recover from catastrophic events that may substantially destroy their capability to meet customer needs, these measures may not be adequate to recover production processes quickly enough to support critical timelines or market demands. These catastrophic events may include weather events such as tornadoes, earthquakes, floods or fires. In addition, these catastrophic events may render some or all of the products at the affected facilities unusable.

RISKS RELATING TO THE COMPANY’S INTELLECTUAL PROPERTY

The Company’s success depends upon its ability to protect and enforce its proprietary technologies and its intellectual property, and third party intellectual property may limit or interfere with, or eliminate its ability to make, use and sell the Company’s potential products.

The Company’s commercial success depends on obtaining and maintaining patent protection and trade secret protection for its product candidates and their formulations and uses, as well as successfully defending these patents against third-party challenges. If the Company fails to appropriately prosecute and maintain patent protection for these product candidates, its ability to develop and commercialize these product candidates may be adversely affected and the Company may not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to these product candidates could have a material adverse effect on the Company’s financial condition and results of operations.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that the Company or its partners will be successful in protecting its product candidates by obtaining and defending patents. These risks and uncertainties include the following:

•	the patent applications that the Company files may not result in any patents being issued;

•	patents that are or may be issued or in-licensed may be challenged, invalidated, modified, revoked or circumvented, or otherwise may not provide any competitive advantage;

•

the Company’s competitors may seek, or may already have obtained, patents that will limit, interfere with, or eliminate its ability to make, use, and sell the Company’s potential products either in the U.S. or in international markets;

•

there may be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the U.S. for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and

•

countries other than the U.S. may have less restrictive patent laws than those upheld by U.S. courts, allowing foreign competitors the ability to exploit these laws to create, develop and market competing products.

In addition to patents and trademarks, the Company also relies on trade secrets and proprietary know-how. Although the Company has taken steps to protect its trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, third parties may still obtain this information or the Company may be unable to protect its rights. If any of these events occurs, or the Company otherwise loses protection for its trade secrets or proprietary know-how, the value of this information may be greatly reduced.

Patent protection and other intellectual property protection are crucial to the success of the Company’s business and prospects, and there is a substantial risk that such protections will prove inadequate.

If the Company is sued for infringing intellectual property rights of third parties, it will be costly and time-consuming, and an unfavorable outcome in that litigation would have a material adverse effect on its business.

The Company’s commercial success also depends upon its ability and the ability of any of its future collaborators to develop, manufacture, market and sell its product candidates without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which the Company is developing products.

In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to the Company, which may later result in issued patents that its product candidates or proprietary technologies may infringe. Similarly, there may be issued patents relevant to its product candidates of which the Company is not aware.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that the Company or any collaborators of the Company infringe the third party’s intellectual property rights, the Company may have to

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	abandon a potentially infringing product candidate or redesign its products or processes to avoid infringement;

•

pay substantial damages (including, in “extraordinary cases,” treble damages and attorneys’ fees), which the Company may have to pay if a court decides that the product or proprietary technology at issue infringes upon or violates the third party’s rights;

•	pay substantial royalties, fees and/or grant cross licenses to its technology; and/or

•	defend litigation or administrative proceedings which may be costly whether the Company wins or loses, and which could result in a substantial diversion of its financial and management resources.

Other product candidates that the Company may in-license or acquire could be subject to similar risks and uncertainties.

The Company may be involved in lawsuits to protect or enforce its patents or the patents of its licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe the Company’s patents or the patents of the Company’s licensors. To counter infringement or unauthorized use, the Company may be required to file infringement claims, which typically are very expensive, time-consuming and disruptive of day-to-day business operations. In addition, in an infringement proceeding, a court may decide that one or more of the Company’s patents or patents of the Company’s licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the Company’s patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of the Company’s patents at risk of being invalidated, held unenforceable, or interpreted narrowly. The adverse result could also put related patent applications at risk of not issuing.

Interference proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office (“PTO”) may be necessary to determine the priority of inventions with respect to the Company’s patents or patent applications or those of its collaborators or licensors. An unfavorable outcome could require the Company to cease using the related technology or to attempt to license rights to it from the prevailing party. The Company’s business could be harmed if the prevailing party does not offer it a license on commercially reasonable terms. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract the Company’s management and other employees. The Company may not be able to prevent, alone or with its licensors, misappropriation of its trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the U.S.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of its confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of the Company’s Common Stock.

The Company may be subject to claims that its consultants or independent contractors have wrongfully used or disclosed alleged trade secrets of their other clients or former employers to the Company.

As is common in the biotechnology and pharmaceutical industry, the Company engages the services of consultants to assist it in the development of its product candidates. Many of these consultants were previously employed at, may have previously been, or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including the Company’s competitors or potential competitors. Although no claims against the Company are currently pending, the Company may be subject to claims that these consultants or the Company has inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Litigation may be necessary to defend against these claims. Even if the Company is successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and day-to-day business operations.

RISKS RELATED TO THE COMPANY’S COMMON STOCK

The price of the Company’s Common Stock may continue to be volatile, and the value of an investment in the Company’s Common Stock may decline.

Factors that could cause continued volatility in the market price of the Company’s Common Stock include, but are not limited to

•	the Company’s ability to raise additional capital to carry through with clinical development plans and current and future operations and the terms of any related financing arrangement;

•	results from, and any delays in or discontinuance of, ongoing and planned clinical studies of CPX-351;

•

announcements of FDA non-approval of CPX-351, delays in filing regulatory documents with the FDA or other regulatory agencies or delays in the review process by the FDA or other foreign regulatory agencies;

•	announcements relating to restructuring and other operational changes;

•	delays in the commercialization of CPX-351 or future products, if any;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	developments or disputes concerning its intellectual property or other proprietary rights;

•	clinical and regulatory developments with respect to potential competitive products;

•	introduction of new products by competitors;

•	issues in manufacturing CPX-351 drug substance or drug product, or future products, if any;

•	market acceptance of CPX-351 or future products, if any;

•	actual and anticipated fluctuations in the Company’s quarterly operating results;

•	third-party healthcare reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting the Company or the pharmaceutical industry;

•	litigation or public concern about the safety of CPX-351 or future products, if any;

•	failure to develop or sustain an active and liquid trading market for the Company’s Common Stock;

•	sales of the Company’s Common Stock by its officers, directors or significant stockholders; and

•	additions or departures of key personnel.

Provisions of Delaware law could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to the Company’s stockholders, and could make it more difficult to change management.

Delaware law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who, together with its affiliates, owns or within the last three years has owned 15% of the Company’s voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Delaware law may discourage, delay or prevent a change in control of the Company.

These provisions of Delaware law could limit the price that investors are willing to pay in the future for shares of the Company’s Common Stock.

The ownership of the Company’s capital stock by the Company’s directors, executive officers and holders of more than 5% of the company’s capital stock is highly concentrated and will result in the Company’s non-affiliate stockholders having limited or no ability to influence corporate actions.

The Company’s directors and executive officers and holders of more than 5% of the Company’s capital stock beneficially own approximately 95.3% of the Company’s outstanding capital stock including shares purchasable upon exercise of stock options and warrants. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets or any other significant corporate transaction. Also, the Company’s non-affiliate stockholders will have limited or no ability to influence corporate actions. The significant concentration of stock ownership may adversely affect the trading price of the Company’s Common Stock due to investors’ perception that conflicts of interest may exist or arise.

The Company has never paid dividends on its capital stock and the Company does not anticipate paying any cash dividends in the foreseeable future.

The Company has never declared or paid cash dividends on its capital stock. The Company does not anticipate paying any cash dividends on its capital stock in the foreseeable future. The Company currently intends to retain all available funds and any future earnings to fund the development and growth of the Company’s business. As a result, capital appreciation, if any, of the Company’s Common Stock will be stockholders’ sole source of gain for the foreseeable future.

The Company is at risk of securities class action litigation.

Biotechnology companies have experienced greater than average stock price volatility in recent years. These broad market fluctuations may adversely affect the trading price or liquidity of the Company’s Common Stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of the Company’s stockholders were to bring such a lawsuit against the Company, the Company could incur substantial costs defending the lawsuit and the attention of management would be diverted from the operation of the Company’s business.

The Company’s Common Stock has no current trading market. The Company cannot assure that its Common Stock will be traded on a national securities exchange or quoted on any over-the-counter quotation system, which may make it more difficult for a public market to develop.

No assurance can be given that the Company’s Common Stock will be listed on any securities exchange or quoted on any over-the-counter quotation system. The Company cannot assure that the Company will be able to meet the initial listing standards of any of the NASDAQ markets or any other stock exchange, or that it would be able to maintain a listing of the Common Stock on any of the NASDAQ markets or any other stock exchange. If the Company’s Common Stock is quoted on an over-the-counter system, an active public trading market may not develop, or be sustained, and an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of the Company’s Common Stock.

If the Company’s Common Stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in the Company’s securities may be adversely affected.

The SEC has adopted regulations that generally define “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of the Company’s Common Stock will potentially be less than $5.00 per share and in such event would be a “penny stock” according to SEC rules, unless the Company is listed on a national securities exchange. Under these rules, broker-dealers that recommend such securities to persons other than institutional accredited investors must comply with specific procedures. If the Company’s Common Stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in the Company’s securities may be adversely affected. As a result, the market price of the Company’s securities may be depressed, and stockholders may find it more difficult to sell their securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s corporate and executive office is located in Princeton, New Jersey. The Company also has an office in Vancouver, British Columbia. The Company does not own any real property.

On March 1, 2013, the Company entered into an office lease with Princeton South Investors, LLC, for the lease of 4,785 square feet office space located in Ewing, New Jersey. The Company expects to occupy the space commencing in Summer 2013. The initial term of the agreement is five years, and the agreement may be earlier terminated or extended in accordance with the terms of the agreement.

Under the Agreement, the Company will have the contractual payment obligations as shown in the table below commencing July 1, 2013.

Time Period	Period Total Payment Amount
Months 1-5	$—
Months 6-12	$78,853
Months 13-24	$137,569
Months 25-36	$139,961
Months 37-48	$142,354
Months 49-60	$144,746

The Company will be obligated to maintain a letter of credit from a bank with respect to its security deposit obligations in the amount of $250,000 during the first year of the Agreement, which amount will be reduced by $50,000 per year on each of December 1, 2014, 2015 and 2016 and by $75,000 on December 1, 2017, which amounts are subject to adjustment to lower amounts upon completion of a qualified financing.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of its business. The Company believes there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on the Company’s results of operations or financial statements.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s common stock. As of December 31, 2012, an aggregate of 13,673,160 shares of the Company’s common stock were issued and outstanding and were held by approximately 268 holders of record and beneficial holders, based on information provided by the Company’s transfer agent.

The Company has never declared or paid any cash dividends on the Company’s common stock. The Company currently intends to retain any future earnings to finance the growth and development of its business. Therefore, the Company does not anticipate declaring any cash dividends in the foreseeable future. Any future determination as to the payment of dividends, if any, will be at the discretion of the Company’s board of directors and will depend on then existing conditions, including the Company’s financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors the Company’s board of directors may deem relevant.

The following table sets forth information regarding the Company’s equity compensation plans:

Plan category	Number of securities (by class) to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders	806,788	$2.52	213,618
Equity compensation plans not approved by securityholders	—	—	—

Total	806,788	$2.52	213,618

Recent Sales of Unregistered Securities

The following sales of unregistered securities occurred during the past three years. The information reflects the reverse stock split effected by the Company on August 28, 2012.

•

From December 2009 through August 2012, the Company issued 1,224 shares of common stock upon exercise of employee stock options at an aggregate exercise price of $3,234, in reliance upon Rule 701 under the 1933 Act.

•	In August 2010 and June 2011, the Company issued shares of Series D convertible preferred stock at an aggregate purchase price of $20,000,002. A portion of the consideration was $2,500,000 of convertible promissory notes issued in May 2010. The June 2011 tranche also included the issuance of warrants to purchase Series D convertible preferred stock. The Company relied upon Regulation D and Section 4(2) (now Section 4(a)(2)) under the 1933 Act and Regulation S under the 1933 Act.

•

In December 2011, February 2012 and August 2012, the Company issued promissory notes for aggregate proceeds of $5,000,000 and warrants to purchase preferred stock in June 2012 and August 2012 in connection with those notes, in reliance upon Regulation D and Section 4(2) (now Section 4(a)(2)) under the 1933 Act and Regulation S under the 1933 Act.

•

In August, September and November, 2012, the Company closed a financing of $6.8 million, exclusive of $5.0 million invested by current stockholders of Celator, and issued 1,202,276 shares of common stock. The Company relied upon Regulation D and Section 4(2) (now Section 4(a)(2)) under the 1933 Act and Regulation S under the 1933 Act.

•

In August 2012, the Company issued an aggregate of 1,240,216 shares of common stock in conversion of the promissory notes issued in December 2011, February 2012 and August 2012. Also, the warrants to purchase preferred shares of stock issued in June 2012 and August 2012 converted into warrants to purchase an aggregate of 17,267 shares of common stock at an exercise price of $5.21 per share and warrants to purchase an aggregate of 116,236 shares of common stock at $5.21 per share. The Company relied upon the exemption under Section 3(a)(9) in connection with these conversion transactions.

•

In August 2012, the Company issued an aggregate of 12,385,357 shares of common stock in conversion of the Company’s outstanding shares of the Company’s convertible preferred stock. The Company relied upon the exemption under Section 3(a)(9) in connection with these conversion transactions.

The Company did not repurchase any securities during the year ended December 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s financial statements and the related notes set forth under “Item 8, Financial Statements and Supplementary Data” and included in Item 15 of this Form 10-K annual report. This discussion contains forward-looking statements reflecting the Company’s current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statement” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in the Company’s forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-K annual report.

Highlights

Celator, headquartered in Princeton, New Jersey, is a biopharmaceutical company developing therapies to treat cancer. Celator is currently focused on a clinical stage product, CPX-351 for the treatment of AML. Celator also has operations in Vancouver, British Columbia, Canada which are managed in the wholly-owned subsidiary, Celator Pharmaceuticals Corp. (CPC). Celator has 18 full-time employees, of whom eight hold Ph.D.’s or M.D.’s in their respective areas of expertise.

CombiPlex®, Celator’s drug ratio technology, is a distinct nano-scale drug delivery technology platform based on liposomes and nanoparticles. Celator’s lead product, CPX-351 for the treatment of AML, has completed two randomized, controlled Phase 2 studies in over 250 patients with AML and is has commenced a Phase 3 study in 300 patients with secondary AML in the fourth quarter of 2012. Celator’s pipeline includes CPX-1 for colorectal cancer and CPX-571 and CPX-8, both preclinical stage product candidates.

Overview

Celator was founded in 1999 by a team led by Dr. Lawrence Mayer (currently Celator’s President and Head of Research) and Dr. Marcel Bally from the British Columbia Cancer Agency. Celator’s strategy evolved into developing drug combination products based on CombiPlex, Celator’s proprietary drug ratio technology platform.

Since the founding of Celator, $80.4 million has been invested in research and development with funds being used with the Company’s proprietary technologies, including CombiPlex, creating a pipeline of drugs and managing the clinical studies. Celator’s commercial success depends upon its ability, and the ability of any of its future collaborators, to develop, manufacture, market, and sell the product candidates. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which Celator is developing products. There is no guarantee that Celator will be able to market or sell any of its products.

Prior to 2011, CPX-351 was manufactured in smaller scale batches, frozen, and used in preclinical and clinical studies. In 2011, a contract manufacturer was selected to produce CPX-351 at commercial scale and in a lyophilized (freeze-dried) form. Lyophilizing the drug has enabled Celator to ship to clinical trial sites more economically and with less risk of drug spoilage.

Celator intends to use future net proceeds to fund its development activities, including clinical studies, manufacturing development (including capital expenditures), working capital and other general corporate purposes. As of February 28, 2013, Celator had approximately $9.4 million in cash and cash equivalents on hand. Substantial doubt remains about Celator’s ability to continue as a going concern without additional funding. The Company’s independent registered public accounting firm, KPMG LLP, has included an explanatory paragraph in its report with respect to this uncertainty. KPMG LLP’s report could impact the Company’s ability to raise funds from new investors. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Celator intends to seek equity financings to enhance Celator’s liquidity position.

Celator believes that, based on its current financial resources, an additional $27.0 million will be required to fund its base budget operations to the planned overall survival analysis of the Phase 3 study of CPX-351 expected in early 2016. To the extent that the costs of the planned study exceed current estimates or the survival analysis does not occur within the currently anticipated timeframe, and Celator is unable to raise sufficient additional capital to cover such additional costs, Celator will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to CPX-351, out-license intellectual property rights to CPX-351, sell assets or effect a combination of the above. No assurance can be given that Celator will be able to effect any of such transactions on acceptable terms, if at all.

Celator has spent research and development funds on clinical studies, research collaborations and intellectual property costs. For the years 2010 through 2012, the bulk of the spending, over 87% of total research and development costs, has been on clinical studies. The three major studies are:

•	Study 204 - Randomized Phase 2 Study of CPX-351 in Newly Diagnosed AML Patients Age 60-75

•	Study 205 - Randomized Phase 2 Study of CPX-351 in AML in First Relapse, Patients Age 18-65

•	Study 301 - Randomized Phase 3 Study in Patients with sAML

Study 204 was intended to be a direct test of whether delivery of a fixed, synergistic ratio of two drugs (i.e., CPX-351) provided increased clinical efficacy over conventional administration of the same agents (i.e., 7+3 regimen). In November 2008, the first patient was enrolled in this study. In the overall population, patients treated with CPX-351 achieved relative improvements over the control arm. The study has been completed, and no further costs are expected to be incurred.

Study 205 was a randomized Phase 2 clinical study designed to be a direct test of whether CPX-351 provides increased clinical efficacy over salvage therapies in first relapse AML patients age 18-65. In the overall population, patients treated with CPX-351 achieved relative improvements over the control arm. The first patient was enrolled in March 2009, and this study has been completed, and no further costs are expected to be incurred.

Study 301 has been undertaken to confirm the Study 204 clinical observations where CPX-351 provided the largest efficacy improvements in secondary AML patients and to provide the necessary data for product registration. Study 301 is in the early stages, with the first patient enrolled in December 2012. There will be significant costs associated with this study, including site enrollment, grants, patient monitoring, database maintenance, statistical monitoring, data analysis, salaries and insurance. The projected cost for this study is $35.0 million, and completion is anticipated in 2016. The timeline and costs for this study have been based on Celator’s experience with Study 204; therefore Celator has targeted 48 sites in the U.S. and Canada. As of February 28, 2013, 44 centers have committed to participate. If this study is prolonged due to an insufficient number of study sites, a lack of patient enrollment or some other unforeseen circumstance, the costs will increase.

Total patient enrollment is expected to be completed by the fourth quarter of 2014, with initial data available by the second quarter of 2015. The final overall survival report is expected to be available by the first quarter of 2016, with the NDA anticipated to be filed in the third quarter of 2016.

The following table summarizes research and development spending by project:

	2012	2011
Randomized Phase 2 Study 204	$1,695,251	$4,783,080
Randomized Phase 2 Study 205	929,543	4,519,997
Randomized Phase 3 Study 301	1,734,461	—
Phase 2 Study CPX-1	—	—
Research Collaboration (Cephalon/Teva)	4,733	196,066
Intellectual Property (legal and patent costs)	376,298	358,053
General Research (professional development, recruitment, etc.)	128,448	749,573

Totals	$4,868,734	$10,606,769

In connection with Celator’s strategy to ensure sufficient funding to finance the Phase 3 study of CPX-351 and because the product manufacturing is now being performed at a third party location, in September 2011 Celator closed the laboratory portion of its facility in Princeton. All the scientific equipment in Princeton was sold and six employees were terminated. The Princeton facility retained the office space it had occupied prior to the lab being closed, and continues to lease the office space on a month-to-month basis in order to manage operations including the clinical trials.

During the period from October to December 2011, Celator also closed the laboratory portion of its facility in Vancouver and sold a portion of the scientific equipment at that site and nine employees were terminated. The Vancouver facility retained the office space it had occupied prior to the lab being closed, and leased this space on a month-to-month basis until March 1, 2012 when operations were moved to a smaller office. In March 2012, a portion of the Vancouver laboratory equipment was placed on consignment in California to be sold either through auction or on-line sales.

In December 2011, certain holders of Series A, B, C and D preferred stock purchased convertible promissory notes (the “Notes”) from Celator in the amount of $2.6 million. During 2012, a further $2.4 million of Notes were purchased by the same stockholders, of which $0.4 million (the “Preference Notes”) included an additional return payment of four times on the principal of the Preference Notes. The principal amount of the Notes and Preference Notes, the accrued interest on the Notes and the four time return payment provision were converted into 1,240,216 shares of common stock on August 28, 2012.

In June 2012, Celator entered into an agreement with LLS pursuant to which LLS is providing $5.0 million in funding from the LLS Therapy Acceleration Program (“TAP”) program for the Phase 3 study of CPX-351. The agreement provided for LLS to make an upfront payment of $2.0 million to Celator, which was received in July 2012, and further payments totaling an additional $3.0 million on the achievement of clinical milestones; however, the amount may be refundable by the Company in the event of a material breach by the Company under the agreement. The $2.0 million upfront payment has been recorded as deferred revenue and will be recognized over the estimated performance period of the research and development services to be provided under the agreement. As of December 31, 2012, $1.7 million was deferred. In November 2012, a milestone payment of $500,000 was received and recognized for the first IRB approval and a further milestone payment of $500,000 was earned and is due for the first patient enrolled, which occurred in December 2012. In consideration of LLS’s funding, and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, the Company must pay LLS a multiple on the LLS funding. (LLS funding is the $5 million in support of the Phase 3 study in addition to the approximately $4.1 million the Company received in support of the Phase 2 study during 2010 and 2011.) Subject to exclusions under the agreement, the Company is obligated to pay LLS an amount equal to 50% of the cash payments the Company receives from outlicenses and transfers of rights to the product or other liquidity event, as defined in the agreement, until LLS has received an amount equal to 1.5 times the amount of funding the Company receives from LLS. The total amount payable by the Company to LLS will not exceed 3.55 times the amount of funding received from LLS, with the specific amount depending on when the payment(s) occur relative to the timing of the research program and product commercialization. The payments may take the form of cash payments or royalties (not to exceed 5% of net sales) but will not exceed the maximum amount referred to in the preceding sentence.

In June 2012, Celator entered into a Loan and Security Agreement with a bank (the “Bank Loan”). The terms of the Bank Loan allowed for Celator to draw up to $3.0 million until December 15, 2012. In June 2012, Celator borrowed an initial $1.0 million. In August 2012, the Company drew the remaining $2.0 million. The Bank Loan bears interest at a rate of 5.5%, and interest only is payable for the first six months until December 15, 2012 after which combined monthly payments of principal and interest are due for a 30-month period.

On August 28, 2012, Celator’s board of directors and stockholders approved an amendment to the second amended and restated certificate of incorporation. The amendment provided for an 18.7495-to-1 reverse stock split of the outstanding common stock and Series A, B, C and D convertible preferred stock, which became effective on August 28, 2012. Retroactively, every 18.7495 shares of common and preferred stock have been combined into one share of new common stock and the number of shares of common stock into which each outstanding option or warrant exercisable to purchase common stock has been proportionately decreased on an 18.7495-to-1 basis. The exercise price for each outstanding option or warrant to purchase common stock was proportionately increased on an 18.7495-to-1 basis.

Between August and November 2012, Celator closed three financings totaling gross proceeds of $6.8 million, exclusive of $5.0 million previously invested by current stockholders of Celator through the purchase of convertible promissory notes, and issued 1,202,276 shares of common stock. Celator offered shares of its common stock at a per share price of $5.625 pursuant to Section 4(2) of the Securities Act and Regulation D under the Securities Act solely to persons who qualified as “accredited investors,” as that term is defined in Rule 501(a) of Regulation D, and pursuant to Regulation S under the Securities Act solely to persons who reside outside the U.S.

Results of Operations

Year ended December 31, 2012 compared to the Year ended December 31, 2011

Expenses

Research and Development: Research and Development expenses for 2012 have decreased due to the one-time 2011 technical costs incurred for lyophilizing CPX-351, reduction in the number of employees, a reduction in clinical trial costs and the closures of laboratories in both Princeton and Vancouver. Celator charges research and development costs to operations as incurred.

Celator’s research and development expenses were $4.9 million for the year ended December 31, 2012 compared to $10.6 million for the year ended December 31, 2011 reflecting a decrease of $5.7 million. The decrease in expenses was principally attributable to the one-time 2011 technical transfer process costs to a new contract manufacturer, lyophilizing of CPX-351 and drug batch manufacturing costs of $3.1 million. Additional decreases in research and development expenses were attributable to the reversal of the 2011 bonus accrual and staff reductions which reduced 2012 salaries by $1.8 million. The balance of the cost reductions resulted from lower clinical trial costs and laboratory closures.

LLS Funding: Between January 15, 2009 and December 31, 2012, Celator has received $7.1 million in funding under definitive agreements with the LLS TAP program. The agreements provided for LLS to partially fund the Phase 2 study (Study 205) and Phase 3 study (Study 301) for AML patients in accordance with specific deliverables and milestones. In 2011, Celator received $263,000 from the TAP program. During 2012, Celator received $2.5 million under the agreement entered into with LLS in 2012, of which $2.0 million was received as an upfront payment and $500,000 was for one of the two milestones reached in 2012. The $2.0 million upfront payment has been recorded as deferred revenue and will be recognized over the estimated performance period of the research and development services to be provided under the agreement. The second $500,000 milestone reached in 2012 was recorded in other receivables at December 31, 2012.

Research Collaboration Income: Celator received $19,000 for the year ended December 31, 2012 and $150,000 for the year ended December 31, 2011, a decrease of $131,000. During 2012 and 2011 Celator has been dependent on one company, Cephalon Inc., for all research collaboration income. A two-part feasibility study was signed in May 2010 and completed in March 2011. The final milestone payment of $150,000 was received in April 2011. An additional batch was made in connection with a Stage 2a study in June 2012 and generated income of $19,000 in June 2012.

General and Administrative: General and administrative expenses consist largely of salaries and related benefits, other administrative costs, as well as the lease expense for the facilities. In addition, there are external costs for professional fees relating to legal, accounting and tax services.

General and administrative expenses were $4.1 million for the year ended December 31, 2012 compared to $3.9 million for the year ended December 31, 2011. The small increase in expense is principally attributable to an increase in professional fees, offset by staff reductions.

Loss on Disposal of Property and Equipment: In 2012, Celator recorded a loss on the sale of equipment of $83,000 compared to a $574,000 loss in 2011. The 2012 loss was the result of the sale of scientific equipment from the Vancouver laboratory that was placed on consignment in California to be sold either through auction or on-line sales. The 2011 loss resulted from the disposal of scientific equipment in both the Princeton and Vancouver laboratories when they were closed.

Amortization and Depreciation: Amortization and depreciation expenses were $412,000 for the year ended December 31, 2012 compared to $442,000 for the year ended December 31, 2011, a decrease of $30,000. The decrease in expense was due to the disposal of scientific equipment upon closure of both laboratories.

Other Income and Expenses

Interest and Miscellaneous Income: For the year ended December 31, 2012, Celator recorded $3,000 in interest and miscellaneous income which was a decrease of $75,000 compared to the year ended December 31, 2011 amount of $78,000. Interest and miscellaneous income includes interest income and sub-lease rental income. For the period from March 2009 through to December 2011, 15,000 square feet of the Vancouver laboratory and office space was sub-let to a biotechnology firm. Annual income from the sub-lease was $31,000. When the Vancouver lab facilities were closed the sub-lease agreement was terminated and there is no foreseeable future sub-lease income which has resulted in reduced miscellaneous income in 2012.

Interest Expense: Interest expense for the year ended December 31, 2012 was $4.3 million compared with $79,000 for the year ended December 31, 2011. The majority of interest expense during

2012 was non-cash related to the Company’s $5.0 million Notes. On January 31, 2006, Celator entered into a loan agreement with Oxford Finance Corporation. Interest was calculated at a rate of 11.05% and amounts loaned, in tranches, were amortized over a 48-month payment period. The total loan amount was $3.8 million. In June 2011, the last payment was made on loan.

In 2012, Celator entered into a loan agreement with a bank and the Notes with related parties. The Bank Loan was for $3.0 million and bears interest at a rate of 5.5%. Interest only is payable for six months until December 15, 2012, after which combined payments of principal and interest are due for a 30-month period. The Bank Loan interest was $70,000 for the year ended December 31, 2012.

In December 2011, certain related parties purchased the Notes from the Company in the amount of $2.6 million. During 2012, a further $2.4 million of additional Notes were purchased by the same stockholders, of which $0.4 million were Preference Notes, the terms of which included an additional return payment of four times on the principal of the Preference Notes, which resulted in $1.7 million of additional interest expense upon the conversion of the Preference Notes. The Notes were issued with an interest rate of 8% which resulted in $140,000 of interest for the year ended December 31, 2012.

In connection with the issuance of the Notes, the Company issued warrants to purchase common stock. The estimated fair value of the warrants of $1.1 million was recorded as a reduction in the carrying value of the Notes and recognized as $1.0 million and $69,000 of interest expense during 2012 and 2011, respectively. After considering the allocation of the $5.0 million proceeds between the fair value of the warrants and the Notes, the Notes contained a $1.4 million beneficial conversion option that was recorded as additional interest expense upon the conversion of the Notes as the effective conversion price per share was below the price per share paid by new investors that purchased common stock in the Company’s private placement.

Liquidity and Capital Resources

To date, the Company has funded its operations primarily through private placements of preferred stock and common stock, convertible debt and debt financings. As of December 31, 2012, the Company had received net proceeds of approximately $110.7 million from the sale of equity securities, approximately $7.5 million from the issuance of convertible promissory notes, and approximately $10.4 million from bank debt. As of December 31, 2012, the Company had cash and cash equivalents of approximately $9.6 million.

The Company’s principal liquidity requirements are primarily to meet its working capital needs, support ongoing business activities, clinical trial costs and capital expenditures.

Cash Flows

The Company anticipates that its December 31, 2012 balance of approximately $9.6 million in unrestricted cash and cash equivalents will be sufficient to sustain planned operations through the middle of the first quarter of 2014. The Company’s future capital requirements will depend on many factors, including those factors described in Item 1A. “Risk Factors” of this Form 10-K annual report as well as the Company’s ability to execute on its business and strategic plans as currently conceived.

Net cash used in operating activities was $4,968,000 for the year ended December 31, 2012. This amount reflected the Company’s net loss of $10,909,000, offset by $4,691,000 in net non-cash charges including non-cash interest expense of $4,193,000 related to the Notes, amortization and depreciation of $412,000, loss on disposal of property and equipment of $83,000 and stock-based compensation expense of $3,000. In addition, the Company generated $1,249,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the year ended December 31, 2012. The changes in operating assets and liabilities were increases in accounts payable of $198,000, accrued liabilities of $291,000 and deferred revenue of $1,692,000. Offsetting these changes were increases in other receivables of $783,000, prepaid expenses and deposits of $102,000 and other assets of $47,000.

Cash used in investing activities was $26,000 and reflects purchase of property and equipment of $36,000 and cash received on disposals of property and equipment of $62,000. Cash provided by financing activities was $11,349,000 which consisted of net proceeds from the issuance of common stock and options exercised of $5,926,000 and proceeds from the Notes and Bank Loan of $5,423,000.

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements.

Contractual Arrangements

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt, including interest	$3,213,023	$1,334,712	$1,878,311	$—	$—
Operating lease obligations	946,135	136,759	416,680	320,323	72,373

Total contractual obligations	$4,159,158	$1,471,471	$2,294,941	$320,323	$72,373

Operating lease obligations

Celator has two operating leases related to premises the company occupies in Princeton, NJ and Vancouver, BC. The lease in Princeton, NJ for 6,067 square feet of office space at 303B College Road East, is on a month to month basis with 30 days’ notice at rent of $13,145 per month. In Vancouver, BC, the company sub-leases 1,800 square feet of office space at 1140 West Pender Street at $4,465 per month under a sub-lease that expires March 31, 2013.

On March 1, 2013, the Company entered into an office lease with Princeton South Investors, LLC, for the lease of 4,785 square feet office space located in Ewing, New Jersey. The Company expects to occupy the space commencing in Summer 2013. The initial term of the agreement is five years, and the agreement may be earlier terminated or extended in accordance with the terms of the agreement.

Under the Agreement, the Company will have the contractual payment obligations as shown in the table below commencing July 1, 2013.

Time Period	Period Total Payment Amount
Months 1-5	$—
Months 6-12	$78,853
Months 13-24	$137,569
Months 25-36	$139,961
Months 37-48	$142,354
Months 49-60	$144,746

The Company will be obligated to maintain a letter of credit from a bank with respect to its security deposit obligations in the amount of $250,000 during the first year of the Agreement, which amount will be reduced by $50,000 per year on each of December 1, 2014, 2015 and 2016 and by $75,000 on December 1, 2017, which amounts are subject to adjustment to lower amounts upon completion of a qualified financing.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements requires management to make estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the fiscal year-end and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates and judgments, including the accounting for convertible notes and warrants, recognition of research and development funding and milestones and proper cut-off of third party research and development services. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following are critical accounting policies and estimates. These policies and estimates were considered “critical” because:

•	The estimates requires management to make assumptions about matters that are highly uncertain at the time the estimate is made, and/or

•

Different assumptions that management could have used in the current period could have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations

Accounting for convertible notes and warrants

In 2011 and 2012, certain of the Company’s existing investors purchased Convertible Promissory Notes pursuant to a Note and Warrant Purchase Agreement. The Notes and accrued interest converted into 1.2 million shares of common stock.

The Company issued warrants to purchase shares in connection with the 2011 and 2012 Note purchases. The estimated fair value of the warrants was recorded as an original issue discount that was netted against the carrying value of the Notes and was amortized to interest expense using the effective interest method.

In August 2012, immediately prior to the closing of the Company’s private placement of common stock the Notes and accrued interest were converted into shares of common stock using the conversion price equal to the common stock offering price in the private placement. After considering the allocation of the gross proceeds between the fair value of the warrants and the Notes, the Notes contained a contingent beneficial conversion option as the effective conversion price of the Notes was below the price paid by new investors in the private placement. The total value of the contingent beneficial conversion option was recorded as additional interest expense with a corresponding increase to additional paid in capital.

Recognition of research and development milestones

In June 2012, the Company entered into an agreement with LLS pursuant to which LLS is providing funding for CPX-351 Phase 3 study. The funding consists of an initial upfront payment on inception of the agreement and subsequent milestone payments contingent on the achievement of certain clinical milestones.

The initial upfront payment received with regards to the agreement was not substantive and has been recorded as deferred revenue and is being recognized on a straight line basis over the estimated performance period of the research and development services to be provided under the agreement.

The Company also received milestone payments from LLS for achieving certain clinical milestones. These milestones payments are considered substantive and based upon ASC 605-28-25-2 Milestone Method-Recognition the amounts are recognized upon achieving the clinical event.

Recent accounting standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), provide common definitions of fair value and common fair value measurements and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change some fair value measurement principles and disclosure requirements. The adoption of this amended accounting guidance did not have a material impact on the Celator’s consolidated financial position and results of operations.

In June 2011, the FASB issued amendments to disclosure requirements for the presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Celator early adopted this amendment on January 1, 2011. The adoption of this amended accounting guidance did not have a material impact on the Celator’s consolidated financial position and results of operations.

In July 2012, FASB issued amendments to accounting guidance relating to the testing of indefinite-lived intangible assets for impairment. The new guidance, effective for annual and interim impairment tests of indefinite-lived intangible assets performed for fiscal years beginning after September 15, 2012 (early adoption is permitted), provides an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The adoption of this amended accounting guidance is not expected to have a material impact on the Celator’s consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning in Item 15 of this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 30, 2013, the Company dismissed Deloitte LLP (“Deloitte”), formerly known as Deloitte & Touche LLP, as the Company’s independent registered chartered accountant, which dismissal was approved by the Audit Committee of the Company’s Board of Directors on January 30, 2013. During the two years ended December 31, 2011 and 2010, Deloitte’s audit report on the Company’s balance sheets as of December 2011 and 2010 and the results of the Company’s operations and cash flows for each of the two years in the period ended December 31, 2011 and for the period from November 18, 1999 (date of incorporation) to December 31, 2011 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except Deloitte’s audit report on the Company’s balance sheets as of December 2011 and 2010 and the results of the Company’s operations and cash flows for each of the two years in the period ended December 31, 2011 and for the period from November 18, 1999 (date of incorporation) to December 31, 2011 included an explanatory paragraph relating to the ability of the Company to continue as a going concern.

During the fiscal years ended December 31, 2011 and December 31, 2010 and the subsequent interim period through January 29, 2013: (i) there were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements; and (ii) there were no reportable events as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

On January 30, 2013, the Audit Committee of the Company’s Board of Directors approved the engagement of KPMG LLP (“KPMG”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2012.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and its principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K annual report. Based on that evaluation, these officers have concluded that as of December 31, 2012, the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Form 10-K annual report in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in reports that the Company files or submits under the Exchange Act and the Company’s disclosure controls and procedures were also effective to ensure that information the Company discloses in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s report on internal control over financial reporting

Pursuant to Instruction 1 of Item 308 of Regulation S-K, the Company states that this Form 10-K annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered independent public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the Company’s executive officers, directors, key employees and consultants as of the date of this 10-K:

Name	Age
Scott T. Jackson	48	Chief Executive Officer
Lawrence Mayer, Ph.D.	57	President, Head of Research
Fred M. Powell	51	Vice President, Chief Financial Officer
Joseph A. Mollica, Ph.D.	72	Chairman, Director
Kenneth Galbraith	50	Director
Richard S. Kollender	43	Director
Nicole Vitullo	55	Director
Alex Zisson	43	Director

Biographical Information

Executive Officers

Scott T. Jackson, R.Ph., M.B.A., Chief Executive Officer

Mr. Jackson was appointed to his current position in April 2008. He joined Celator in 2007 as Head of Commercial Development. Mr. Jackson has more than 20 years of experience in the pharmaceutical and biotechnology industry and has held positions of increasing responsibility in sales, marketing, and commercial development at Eli Lilly & Co., SmithKline Beecham, ImClone Systems Inc., Centocor (Johnson & Johnson), Eximias Pharmaceuticals and YM BioSciences. He has been an integral part in the development and commercialization of numerous products, including the following oncology products that are currently available to patients: Hycamtin®, Kytril®, Bexxar® and Erbitux®. Mr. Jackson serves on the Board of Trustees of the Eastern Pennsylvania Chapter of LLS. Mr. Jackson holds a B.S. in Pharmacy from the Philadelphia College of Pharmacy and Science (now known as the University of the Sciences in Philadelphia) and an M.B.A. from the University of Notre Dame.

Lawrence Mayer, Ph.D., President and Head of Research

Dr. Mayer co-founded the Company in 1999. He has played a lead role in the discovery and development of numerous drugs through Phase 2 clinical studies, several of which achieved market approval. He held senior management positions at The Canadian Liposome Company and QLT Inc. before joining the BC Cancer Agency, where he established and directed the Investigational Drug Program. Celator was formed as a spin-out of the research conducted in Dr. Mayer’s laboratory at the BC Cancer Agency. Dr. Mayer has authored more than 200 scientific publications and has more than 35 patents awarded or pending. Dr. Mayer received his B.S. in both Chemistry and Biology, summa cum laude, from Wartburg College and his Ph.D. in Biochemistry from the University of Minnesota.

Fred M. Powell, CPA

Mr. Powell joined the Company as Vice President and Chief Financial Officer in December 2012. Prior to joining the Company, Mr. Powell was Chief Financial Officer of OraPharma Inc., from March 2011 until November 2012. OraPharma was a privately-held specialty pharmaceutical company that developed and commercialized products for oral health. OraPharma was acquired by Valeant

Pharmaceuticals in June 2012. From January 2005 until March 2010, Mr. Powell was the Chief Financial Officer of BMP Sunstone Corporation, a publicly-traded specialty pharmaceutical company, which was acquired by Sanofi-Aventis in February 2010. From May 2002 until December 2004, Mr. Powell served as the Chief Financial Officer of Eximias Pharmaceutical Corporation, a privately-held biopharmaceutical company. From April 1999 to May 2002, Mr. Powell served as the Senior Vice President, Finance and Administration, of InnaPhase Corporation, a technology solutions provider for life sciences companies that was acquired by Thermo-Electron Corporation in 2004. From March 1993 to April 1999, Mr. Powell held various positions at Premier Research Worldwide, a publicly-traded company specializing in providing clinical and diagnostic services to the pharmaceutical and biotech industries, including Director of Finance and Administration, from 1993 to 1996, and Chief Financial Officer, from 1996 to 1999. Mr. Powell is a Certified Public Accountant and holds a BS in Accounting from Pennsylvania State University.

Directors

Joseph A. Mollica, Ph.D.

Dr. Mollica has served as a director of Celator and Chairman of the Board of Directors of Celator since 2007. From 2004-2008 Dr. Mollica served as Chairman of the Board of Pharmacopeia Drug Discovery, Inc. a biopharmaceutical company focused on drug discovery and development. From 1994-2004, Dr. Mollica served as the Chairman of the Board of Directors, President and Chief Executive Officer of Accelrys, Inc., the former parent of Pharmacopeia Drug Discovery. From 1987-1993 Dr. Mollica served as Vice President, Medical Products of DuPont company and then as President and CEO of DuPont Merck Pharmaceutical Company from 1991-1993. At CIBA-Geigy where he was employed from 1966-1986 he served in a variety of positions of increasing responsibility, rising to Senior Vice President of CIBA-Geigy’s Pharmaceutical Division. Currently, Dr. Mollica is on the Board of Neurocrine Biosciences (NASDAQ: NBIX) and in the past 20 years has served on more than a dozen public as well as private companies and not for profit boards. He received his B.S. from The University of Rhode Island and M.S. and Ph.D. from the University of Wisconsin and a Sc.D. h.c. from the University of Rhode Island.

Kenneth Galbraith

Mr. Galbraith has been a director of Celator since 2008. Mr. Galbraith joined Ventures West in 2007 and leads the firm’s biotech practice. Mr. Galbraith has over 20 years of experience acting as an executive, director, investor and advisor to companies in the biotechnology, medical device, pharmaceutical and healthcare sectors. In 2006, Mr. Galbraith served as the Chairman and Interim CEO of AnorMED, a biopharmaceutical company focused on new therapeutic products in hematology, HIV and oncology, until its sale to Genzyme Corporation in a cash transaction worth almost US$600 million. Previously, Mr. Galbraith spent 13 years in senior management with QLT Inc., a global biopharmaceutical company specializing in developing treatments for eye diseases and oncology, retiring in 2000 from his position as Executive VP and CFO. Mr. Galbraith was a founding Director of the BC Biotechnology Alliance and served as Chairman of the Canadian Bacterial Diseases Network, one of Canada’s federally-funded Networks for Centers of Excellence (“NCE”). He was also a director of the Michael Smith Foundation for Health Research and the Fraser Health Authority. He currently serves as the Past Chair of the Vancouver Aquarium Marine Science Centre (one of the world’s leading aquariums) and is a Director of Genome BC. He has served on the board of directors of several public and private biotechnology companies located in Canada and the U.S., including Angiotech Pharmaceuticals (OTC: ANPIQ.PK) and Cardiome Pharma (NASDAQ:CRME). He is currently on the board of Tekmira Pharmaceuticals (NASDAQ: TKMR). For Ventures West, he currently serves as a Director of Alder Biopharmaceuticals, Aquinox Pharmaceuticals, Celator, MacroGenics, NeurAxon and Presidio Pharmaceuticals. Mr. Galbraith is a Chartered Accountant. Mr. Galbraith has a Bachelor of Commerce (Honors) from the University of British Columbia.

Richard S. Kollender, M.B.A.

Mr. Kollender had been a Board Observer of Celator since 2005 and became a director of the Company in August 2012. Mr. Kollender joined Quaker Partners in 2003 and was promoted to Partner in 2005. Previously, he held positions in sales, marketing and worldwide business development at GlaxoSmithKline. He also served as investment manager at S.R. One where he evaluated potential investment opportunities, performed due diligence, structured and negotiated investments and worked with management teams to execute their strategies following investment. Mr. Kollender began his career as a Certified Public Accountant with KPMG Peat Marwick with an emphasis on the healthcare and emerging businesses sectors. Current Board responsibilities include Insmed (NASDAQ: INSM), NuPathe (NASDAQ: PATH), Precision Therapeutics, Rapid Micro Biosystems and Corridor Pharmaceuticals. Prior Board participation included; Medmark (acquired by Walgreen Co.), TargetRx (acquired by ImpactRx); and Transport Pharmaceuticals. In addition, Mr. Kollender is a Public Policy Committee Member for Pennsylvania Bio. Mr. Kollender is a Certified Public Accountant, a member of both the American and Pennsylvania Institutes of Certified Public Accountants, and an Adjunct faculty member at Lehigh University. Mr. Kollender has a B.A. from Franklin and Marshall College and an M.B.A. and Health Administration and Policy degrees (with Honors) from the University of Chicago.

Nicole Vitullo, M.B.A.

Ms. Vitullo has been a director of Celator since 2005. She joined Domain in 1999 and became a Partner in 2004. Present board memberships include, Achillion Pharmaceuticals (NASDAQ: ACHN), Celator, Durata Therapeutics (NASDAQ: DRTX), Esperion Therapeutics, Marinus Pharmaceuticals and VentiRx Pharmaceuticals. Past board memberships include Calixa Therapeutics, Cerexa, Eunoe and Onyx Pharmaceuticals (NASDAQ: ONXX). In addition to investment responsibilities, she is involved in the distribution/liquidation strategies for the public companies in Domain’s Venture Capital portfolios. From 2000 to 2011, Ms. Vitullo was responsible for Domain Public Equity Partners L.P., a fund focused on private investments in public companies. From 1992-1999, Ms. Vitullo was Senior Vice President at Rothschild Asset Management, Inc. where she had responsibility for the U.S. public market investments of International Biotechnology Trust plc and Biotechnology Investments Limited. From 1991-1992, Ms. Vitullo served as the Director of Corporate Communications and Investor Relations at Cephalon, Inc., then a publicly traded biotechnology company. Prior to Cephalon, Ms. Vitullo spent 12 years at Eastman Kodak, most recently in Corporate Development, where she was involved in the development and management of Kodak’s venture capital activities. Ms. Vitullo received a B.A. and an M.B.A from the University of Rochester.

Alex Zisson

Mr. Zisson has been a Director of Celator since 2010. He joined Thomas, McNerney & Partners in 2002 and is currently a board member of Celator, Clarus Therapeutics, Inc., Tranzyme Pharma, Inc. (NASDAQ: TZYM) and InnoPharma, Inc. Before joining Thomas, McNerney & Partners, he spent 11 years in the research department at Hambrecht & Quist (and its successor firms Chase H&Q and JPMorgan H&Q). During his tenure at H&Q, Mr. Zisson led research teams covering the biotechnology, specialty pharmaceutical, large-cap pharmaceutical, drug delivery and diagnostic industries. After the merger of Chase H&Q and JPMorgan, he became the firm’s Health Care Strategist. Mr. Zisson received a B.S. (magna cum laude) from Brown University.

Board Composition and Director Independence

The Company’s business and affairs are organized under the direction of its board of directors, which currently consists of six members. The Company considers each director, other than Mr. Jackson, to be an independent director using the standards under the rules of the Nasdaq Stock Market. The primary responsibilities of the board of directors are to provide oversight, strategic guidance, counseling and direction to the Company’s management.

Each director is elected for a term of one year and shall hold office until a successor is elected and qualified or until the director resigns or is removed. Any director may be removed, with or without cause, by the holders of a majority of shares then entitled to vote at a meeting for the election of directors. Vacancies occurring on the board of directors will be filled by the vote of a majority of the remaining directors.

The board of directors may, by resolution passed by a majority of the whole board of directors, designate one or more committees, each committee to consist of one or more of the directors of the corporation. The board of directors of Celator currently has three committees:

Governance Committee:

Nicole Vitullo – Chair

Joseph A. Mollica

Audit Committee:

Richard S. Kollender – Chair

Kenneth Galbraith

Alex Zisson

Each member of the Audit Committee is considered an “audit committee financial expert” as defined by SEC rules.

Compensation Committee:

Kenneth Galbraith – Chair

Richard S. Kollender

Alex Zisson

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

The Company did not have a class of equity securities registered under the Exchange Act in 2012, and therefore, none of its executive officers, directors or beneficial owners were subject to Section 16(a) of the Exchange Act. The registration of the Company’s common stock as a class of equity securities under the Exchange Act became effective on January 14, 2013.

Based solely on the Company’s review of such forms furnished to it, the Company believes all of the Company’s executive officers and directors and every person who is directly or indirectly the beneficial owner of more than 10% of any class of the Company’s equity securities complied to date with the filing requirements of Section 16(a) of the Exchange Act, except that initial reports on Form 3 were filed late by Mr. Galbraith, Ms. Vitullo, Mr. Mollica and Domain Associates.

Code of Ethics

The Company is in the process of adopting a Code of Conduct, which will also serve as a code of ethics, that applies to all directors, officers and employees. The Code of Conduct will be available on the Company’s website at www.celatorpharma.com promptly after its adoption, which is expected to occur in April 2013. A copy of the Code of Ethics will also be provided to any person without charge, upon written request sent to the Company at its offices located at 303B College Road East, Princeton, NJ 08540. Any amendments to or waivers of the Code of Ethics will be promptly posted on the Company’s website at www.celatorpharma.com or in a report on Form 8-K, as required by applicable laws.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation the Company paid during 2011 and 2012 for services rendered in all capacities to the Company’s Chief Executive Officer, the President and Head of Research, the Vice President and Chief Financial Officer (the Company’s chief financial officer and chief accounting officer) and the Company’s former Head of Finance (the “named executive officers”).

Executive Officer Name and Principal Position	Year	Salary	Bonus (2)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Scott T. Jackson, Chief Executive Officer	2012	$310,000	—	—	—	—	—	$310,000
	2011	310,000	—	—	—	—	—	310,000

Lawrence Mayer, Ph.D, President and Head of Research	2012	304,480	—	—	—	—	—	304,480
	2011	307,601	—	—	—	—	—	307,601

Fred M. Powell (1) Chief Financial Officer	2012	11,154	—	—	—	—	—	11,154

David Wood, Head of Finance	2012	244,740	—	—	—	—	—	244,740
	2011	247,253	—	—	—	—	—	247,253

(1)	Mr. Powell was hired as the Company’s Vice President and Chief Financial Officer in December 2012.
(2)	To date, the Company’s board of directors has made no determination as to bonuses, if any, with respect to the year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year-End 2012

The following table summarizes the outstanding equity awards the named executive officers held at December 31, 2012:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date
Scott T. Jackson	38,135	—	—	$3.37	12/4/2017
	215,473	—	—	2.44	3/5/2019
Lawrence Mayer	2,401	—	—	2.81	12/12/2013
	8,001	—	—	2.81	12/30/2014
	62,829	—	—	2.25	5/24/2015
	48,002	—	—	2.25	3/22/2016
	28,217	—	—	3.37	7/10/2017
David Wood	4,001	—	—	2.81	4/21/2013
	1,334	—	—	2.81	12/12/2013
	7,201	—	—	2.81	12/30/2014
	19,734	—	—	2.25	5/24/2015
	16,001	—	—	2.25	3/22/2016
	9,269	—	—	3.37	7/10/2017

The table above reflects the reverse stock split effected by the Company on August 28, 2012. None of the named executive officers exercised stock options during 2012.

The following section discusses the current executive compensation with respect to Celator’s executive officers.

Chief Executive Officer

Celator entered into an employment letter agreement with Scott T. Jackson on October 1, 2007. The agreement letter was amended July 9, 2008 coincident with Mr. Jackson assuming the position of Chief Executive Officer of Celator. Mr. Jackson’s employment agreement will continue until terminated by him or by the Company. Mr. Jackson will serve as Chief Executive Officer of the Company.

Base Salary, Bonus, Benefits: Mr. Jackson will receive an annual base salary of $310,000. In addition, Mr. Jackson will be eligible to earn an annual cash performance bonus, based upon achievement of annual performance goals and objectives set by the board of directors each year, with a target bonus of 30% of his base salary and a special bonus of up to 15% of base salary, based on the achievement of clear and specific “stretch” performance goals, which shall be separate and distinct from the annual goals. In addition, Mr. Jackson is entitled to participate in any employee benefit plans that the Company may from time to time have in effect for its employees. The Company will reimburse Mr. Jackson for reasonable business expenses incurred in the discharge of duties in accordance with the general practices and policies of the Company and subject to the Company’s annual expense budget.

Stock Options: Pursuant to the terms of the employment agreement, Mr. Jackson was granted the option to purchase any part or all of a total of 38,135 shares of Common Stock at $3.37 per share under the Celator Amended and Restated 2005 Equity Incentive Plan (“2005 Equity Plan”), all of which have vested. Pursuant to the July 9, 2008 amendment to the agreement letter, Mr. Jackson was granted the option to purchase any part or all of a total of an additional 215,473 shares of Common Stock under the 2005 Equity Plan at an exercise price of $2.44 per share.

Termination: Mr. Jackson may resign from the Company at any time, with 30 business days notice. The Company may terminate Mr. Jackson’s employment at any time, without cause as defined in the agreement, by giving Mr. Jackson ten business days written notice of termination. However, the Company may pay Mr. Jackson his base salary for the period of notice in lieu of providing such notice.

Pursuant to his employment agreement, if Mr. Jackson’s employment is terminated by the Company without cause, the Company will pay Mr. Jackson (A) as a lump sum on the last day of employment, the portion of base salary that has been earned through the last day and is then payable, but has not yet been paid and (B) an additional six months of pay, at the current monthly salary rate as severance, subject to all applicable tax deductions and withholdings; provided, however, that this severance shall not be paid or owed unless a legally binding general release is signed and delivered to the Company of all claims against the Company, its officers, directors, representatives, employees, stockholders and any other persons or entities that may be claimed to be liable as a result of or arising from the employment relationship or otherwise.

Termination for Cause: If Mr. Jackson’s employment is terminated for cause, as defined in the agreement, or by voluntary resignation, Mr. Jackson will receive only the portion of his base salary that has been earned and is then payable, but has not yet been paid. Such sum, if any, shall be paid in a lump sum on the last day of employment.

The treatment of any vested or unvested stock options is subject to rules as described in the 2005 Equity Plan.

Restrictive Covenants: During his employment and for one year following the termination of his employment for any reason, Mr. Jackson is prohibited from engaging in any business that develops fixed ratio combination chemotherapies within the geographic area in which the Company does business, which is deemed to be worldwide, and he is subject to a non-disparagement clause. He is also subject to certain covenants related to confidential information, trade secrets, return of property and invention assignment.

President and Head of Research

Celator entered into an employment and key person agreement letter with Lawrence D. Mayer on December 19, 2002. Dr. Mayer’s employment agreement will continue until terminated by him or by the Company.

Base Salary, Bonus, Benefits: Dr. Mayer will receive an annual base salary of $304,480. In addition, Dr. Mayer will be eligible to earn an annual cash performance bonus, based upon achievement of annual performance goals and objectives set by the board each year, with a target bonus of 20% of his base salary. In addition, Dr. Mayer is entitled to participate in any employee benefit plans that the Company may from time to time have in effect for its employees. The Company will reimburse Dr. Mayer for reasonable business expenses incurred in the discharge of duties in accordance with the general practices and policies of the Company and subject to the Company’s annual expense budget.

Stock Options: During the period of his employment, Dr. Mayer was granted the option to purchase any part or all of a total of: 110,831 shares at an exercise price of $2.25 per share, 36,119 shares at an exercise price of $2.81 per share and 28,217 shares at an exercise price of $3.37 per share.

Termination: Dr. Mayer may resign from the Company at any time, with three months notice. The Company may terminate Dr. Mayer’s employment at any time, without cause as defined in the agreement, by giving Dr. Mayer notice and pay equal to twelve months base salary and benefits in monthly installments and any accrued and unpaid bonuses.

Termination for Cause: If Dr. Mayer’s s employment is terminated for cause Dr. Mayer will receive only his portion of the base salary that has been earned and is then payable, but has not yet been paid.

The treatment of any vested or unvested stock options is subject to rules as described in the 2005 Equity Plan.

Restrictive Covenant: During his employment and for one year following the termination of his employment for any reason, Dr. Mayer is prohibited from engaging in any business that competes with the Company, and is also subject to certain covenants related to confidential information, trade secrets, return of property, and invention assignment.

Vice President and Chief Financial Officer

Celator has entered into an employment letter with Fred M. Powell dated December 17, 2012. Mr. Powell’s employment letter will continue until terminated by him or by the Company. He is employed as the Company’s Vice President and Chief Financial Officer.

Base Salary, Bonus, Benefits: Mr. Powell will receive an annual base salary of $290,000, which may be increased at the discretion of the Company’s board of directors at the time of the Company’s annual salary review. Mr. Powell will have the opportunity to earn an annual bonus for each fiscal year of the Company after 2012 that ends during the employment period, with a target bonus of 35% of his base salary subject to the decision of the Company’s board of directors, the Company’s performance and the achievement of individual performance goals.

Stock Options: Mr. Powell is eligible to participate in the 2005 Equity Plan and receive stock options upon determination by the Company’s board of directors.

Termination: Mr. Powell may resign from the Company at any time, with 20 business days notice. The Company may terminate Mr. Powell’s employment at any time, without cause as defined in the agreement, by giving Mr. Powell ten business days written notice of termination. However, the Company may pay Mr. Powell his base salary for the period of notice in lieu of providing such notice.

Pursuant to his employment agreement, if Mr. Powell’s employment is terminated by the Company without cause, the Company will pay Mr. Powell (A) as a lump sum on the last day of employment, the portion of base salary that has been earned through the last day and is then payable, but has not yet been paid and (B) an additional four and one-half months of pay, at the then current monthly salary rate as severance, subject to all applicable tax deductions and withholdings; provided, however, that this severance shall not be paid or owed unless a legally binding general release is signed and delivered to the Company of all claims against the Company, its officers, directors, representatives, employees, stockholders and any other persons or entities that may be claimed to be liable as a result of or arising from the employment relationship or otherwise.

If Mr. Powell’s employment is terminated for cause, as defined in the agreement, or by voluntary resignation, Mr. Powell will receive only the portion of his base salary that has been earned and is then payable, but has not yet been paid. Such sum, if any, shall be paid in a lump sum on the last day of employment.

The treatment of any vested or unvested stock options upon termination is subject to rules as described in the 2005 Equity Plan.

Restrictive Covenants: During his employment and for one year following the termination of his employment for any reason, Mr. Powell is prohibited from engaging in any business that develops fixed ratio combination cancer therapies or nanoparticle therapies within the geographic area in which the Company does business, which is deemed to be worldwide, and he is subject to a non-disparagement clause. He is also subject to certain covenants related to confidential information, trade secrets, return of property and invention assignment.

Head of Finance and Corporate Development

Celator entered into an employment agreement with David Wood on April 21, 2003. Mr. Wood was employed as the Company’s Head of Finance and Corporate Development.

Base Salary, Bonus, Benefits: Mr. Wood received an annual base salary of $244,740. In addition, Mr. Wood was eligible to earn an annual cash performance bonus, based upon achievement of annual performance goals and objectives set by the board of directors each year, with a target bonus of 20% of his base salary. In addition, Mr. Wood was entitled to participate in any employee benefit plans that the Company may from time to time have in effect for its employees. The Company will reimburse Mr. Wood for reasonable business expenses incurred in the discharge of duties in accordance with the general practices and policies of the Company and subject to the Company’s annual expense budget.

Stock Options: During the period of his employment, Mr. Wood was granted the option to purchase any part or all of 12,536 shares at an exercise price of $2.81 per share, 35,735 shares at an exercise price of $2.25 and 9,269 shares at an exercise price of $3.37 per share.

Restrictive Covenants: During his employment and for one year following the termination of his employment for any reason, Mr. Wood is prohibited from conducting or being engaged in, or advising investors in, or giving financial assistance to, any business, enterprise or undertaking that is involved in a business that is competitive with or similar to the Company or any product or service of the Company. He is also subject to certain covenants related to confidential information, trade secrets, return of property, and invention assignment.

Termination: In December 2012, the Company notified Mr. Wood that his employment will terminate effective March 31, 2013. The Company will pay Mr. Wood all salary and vacation pay owing through the termination date and a severance payment equal to nine months’ base salary as of the termination date, totaling approximately $184,000, payable in equal bi-weekly installments over a nine-month period commencing the day after the termination date. If any bonus is awarded to Mr. Wood for 2012, it will be paid in the normal course of business at the time 2012 bonuses are paid to other employees of the Company. In consideration for the severance payment, Mr. Wood has agreed to release the Company and its affiliates from all claims and demands arising out of his employment and cessation of his employment with the Company. Mr. Wood has also confirmed his continuing confidentiality obligations.

Director Compensation

The Company’s board of directors have determined not to pay any meeting fees in 2012. The Company’s chairman of the board is paid a retainer of $4,167 per month ($50,000 per year). The following table sets forth a summary of the compensation the Company paid to its non-officer directors during 2012:

Name	Fees Earned or paid in cash	Total
Joseph A. Mollica, PH.D.	$50,000	$50,000
Kenneth Galbraith	$—	$—
Richard S. Kollender	$—	$—
Nicole Vitullo	$—	$—
Alex Zisson	$—	$—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists the beneficial ownership of the Company’s Common Stock as of December 31, 2012 by each of the Company’s executive officers and directors, all executive officers and directors as a group and each person known to the Company to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock.

Name of director, executive officer, group or 5% beneficial owner(1)	Shares of Common Stock Beneficially Owned(2)	Ownership Percentage(2)
Scott T. Jackson	253,608	1.8%
Lawrence Mayer, Ph.D.	168,609	1.2
David Wood	57,540		*
Joseph A. Mollica, Ph.D.	26,667		*
Kenneth Galbraith	—		*
Richard S. Kollender	—		*
Nicole Vitullo	—		*
Alex Zisson	—		*
All executive officers and directors as a group (8 persons)	506,425	3.6

5% beneficial owners:
Domain Partners VI, L.P. and DP VI Associates, L.P. Domain Associates, L.L.C. (3) One Palmer Square, Suite 515 Princeton, NJ 08542	2,290,561	16.7
Thomas, McNerney & Partners II, L.P., TMP Nominee II, LLC and TMP Associates II, L.P. (4) One Stamford Plaza, Suite 1600 263 Tresser Boulevard Stamford, CT 06901	2,243,270	16.3
Ventures West 7 Limited Partnership and Ventures West 7 Limited Partnership (5) Suite 400 999 West Hastings Street Vancouver, BC Canada V6C 2W2	2,031,075	14.8

Name of director, executive officer, group or 5% beneficial owner(1)	Shares of Common Stock Beneficially Owned(2)	Ownership Percentage(2)
Quaker BioVentures L.P. Garden State Life Sciences Venture Fund, L.P. (6) Cira Centre 2929 Arch Street Philadelphia, PA 19104	1,803,739	13.2
TL Ventures V L.P. and TL Ventures V Interfund L.P. (7) Building 700 435 Devon Park Drive Wayne, PA 19087	1,573,608	11.5
Working Opportunity Fund (EVCC) Ltd. (8) 2600-1055 West Georgia Street Vancouver, BC Canada V6E 3R5	1,527,997	11.2
BDC Capital Inc. (9) c/o Go Capital 380 rue St-Antoine Suite 2000 Montréal Quebec Canada H2Y 3X7	1,053,364	7.7

*	Less than 1%.
(1)	With respect to directors, individual percentages do not include ownership by the fund with which the director is affiliated.
(2)	Ownership percentage includes the following shares the person has the right to acquire upon exercise of warrants, options or other convertible securities that the person has the right to exercise within 60 days: Mr. Mollica, 26,667; Mr. Jackson, 253,608 shares; Mr. Mayer, 149,450 shares; and Mr. Wood, 57,540 shares. None of the shares beneficially owned by directors or executive officers of the Company are pledged as security for a loan.
(3)	With regard to the shares beneficially owned by Domain Partners VI, L.P. and DP VI Associates, L.P., the managing members of One Palmer Square Associates VI, L.L.C., the general partner of Domain Partners VI, L.P. and DP VI Associates, L.P., share voting and investment power with respect to these shares. With regard to the shares beneficially owned by Domain Associates, L.L.C., the managing members of Domain Associates, L.L.C. share voting and investment power with respect to these shares. Nicole Vitullo, a director of the Company, is a managing member of Domain Associates, L.L.C. and a managing member of One Palmer Square Associates VI, L.L.C. She disclaims beneficial ownership of these shares except to the extent of her pecuniary interest therein.
(4)	Alex Zisson, as a manager of the general partner, has sole voting and dispositive power over these shares.
(5)	The persons who share voting and investment power are Howard Riback and Kenneth Galbraith, officers of Ventures West 7 Management Ltd. (the general partner of Ventures West 7 Limited Partnership) and Ventures West 7 Management (International) Inc. (the manager of Ventures West 7 U.S. Limited Partnership).
(6)

Includes (i) 1,237,840 shares of common stock, and (ii) 16,391 shares of common stock issuable upon the exercise of a warrant, over which Quaker BioVentures, L.P. shares voting and investment control with Quaker BioVentures Capital, L.P. (its general partner) and Quaker BioVentures Capital, LLC (its general partner’s general partner). Also includes (i) 530,432 shares of common stock, and (ii) 19,076 shares of common stock issuable upon the exercise of a warrant, over which Garden State Life Sciences Venture Fund, L.P. shares voting and investment control with Quaker BioVentures Capital, L.P. (its general partner) and Quaker BioVentures Capital, LLC (its general partner’s general partner). Richard Kollender, Ira Lubert, Adele Oliva and P. Sherrill Neff are members of the investment committee of Quaker Partners that controls the voting and disposition of these shares.
(7)	TL Ventures V L.P. and TL Ventures V lnterfund L.P. are required by their respective partnership to invest and divest in their investments in parallel. TL Ventures V LLC is the general partner of TL Ventures V Management L.P., the general partner of TL Ventures V L.P. and the general partner of TL Ventures V lnterfund L.P. TL Ventures V LLC’s members are Robert E. Keith, Jr. and Mark J. DeNino who may be deemed to have shared voting and dispositive power over the shares held by both TL Ventures V L.P. and TL Ventures V lnterfund L.P. TL Ventures V LLC disclaims beneficial ownership of all shares except to the extent of any indirect pecuniary interest therein.
(8)	Voting and dispositive control of these shares is held by Working Opportunity Fund Ltd.’s manager, Growth Works Capital Ltd., a Canadian corporation.
(9)	Voting and investment power of the shares held by the BDC Capital Inc. rests with the Venture Capital Committee, a credit committee of BDC’s venture capital group. BDC Capital Inc. is a wholly owned subsidiary of the Business Development Bank of Canada which itself is wholly owned by the Government of Canada.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended December 31, 2012 and 2011, holders of more than 10% of the Company’s outstanding securities were parties to the following transactions with the Company:

In June 2011, the Company sold shares of its Series D convertible preferred stock to these investors in the following dollar amounts, which shares were converted into the Company’s common stock on August 28, 2012: Domain Partners group, $602,525, 115,595 shares of common stock; Quaker Bioventures group, $482,075, 92,467 shares of common stock; TL Ventures group, $446,600, 85,681 shares of common stock; Ventures West 7 group, $528,000, 101,298 shares of common stock; Working Opportunity Fund group, $409,200, 78,506 shares of common stock; BDC Capital, $281,600, 54,025 shares of common stock; and Thomas, McNerney & Partners group, $2,250,000, 431,666 shares of common stock.

In December 2011, February 1, 2012 and August 28, 2012, these holders purchased convertible promissory notes from the Company, which converted into common stock on August 28, 2012, as follows: Domain Partners group, $954,580, 169,703 shares of common stock; Quaker Bioventures group, $739,450, 131,456 shares of common stock; TL Ventures group, $273,920, 48,695 shares of common stock; Ventures West 7 group, $865,936, 153,943 shares of common stock; Working Opportunity Fund group, $615,090, 109,348 shares of common stock; BDC Capital, $431,850, 76,773 shares of common stock; and Thomas, McNerney & Partners group, $1,119,174, 198,963 shares of common stock.

In connection with the note issuances, these holders received warrants to purchase common stock for the number of shares exercisable at the per share exercise price, as follows: Domain Partners group, 45,785 warrants to purchase shares of common stock at an exercise price of $5.2123 per share; Quaker Bioventures group, 35,467 warrants to purchase shares of common stock at an exercise price of $5.2123 per share; TL Ventures group, 13,139 warrants to purchase shares of common stock at an exercise price of $5.2123 per share; Ventures West 7 group, 41,534 warrants to purchase shares of common stock at an exercise price of $5.2123 per share; Working Opportunity Fund group 29,503 warrants to purchase shares of common stock at an exercise price of $5.2123 per share; BDC Capital, 20,713 warrants to purchase shares of common stock at an exercise price of $5.2123 per share; and Thomas, McNerney & Partners group, 53,680 warrants to purchase shares of common stock at an exercise price of $5.2123 per share. Each of these warrants have a term of seven years from their respective issuance dates in December 2011, February 2012 and August 2012.

For more information regarding the issuance of the notes and warrants, please refer to Note 6 of the notes to consolidated financial statements.

The Company believes that all of its directors, other than Mr. Jackson, are independent using the standards for independence established by the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees billed by KPMG LLP for audit and other services provided for fiscal years 2012 and 2011. All of the services described in the following fee table were approved in conformity with the Audit Committee’s pre-approval process.

	2012 Fees ($)	2011 Fees ($)
Audit Services	$180,000	$—
Tax Services	—	—
Audit Related Services	—	—
All Other Fees	—	—

Total	$180,000	$—

The following table shows fees billed by Deloitte LLP for audit and other services for fiscal years 2012 and 2011. See Item 9 “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.”

	2012 Fees ($)	2011 Fees ($)
Audit Services	$—	$96,000
Tax Services	28,000	50,525
Audit Related Services	139,085	—
All Other Fees	—	—

Total	$167,085	$146,525

Audit Fees – This category includes the audit of the Company’s annual financial statements and services that are normally provided by independent auditors in connection with the engagement for fiscal years.

Audit Related Services – This category consists of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees”.

Tax Fees – This category consists of tax compliance, tax advice and tax planning work.

All Other Fees – This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures of the Audit Committee

The audit committee has adopted policies and practices relating to the approval of all audit and non-audit services that are to be performed by the Company’s registered public accounting firm. The policy generally provides that the Company will not engage its independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

(a) Documents filed as part of this Report

1. Financial Statements

The following consolidated financial statements and notes thereto which are attached hereto beginning on page F-1 have been included by reference into Item 8 of this part of the annual report on Form 10-K:

Page
Report of KPMG LLP, Independent Registered Public Accounting Firm	F-1

Report of Deloitte & Touche LLP, Independent Registered Chartered Accountants	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Loss and Comprehensive Loss for the years ended December 31, 2012 and 2011 and for the period November 18, 1999 (inception) to December 31, 2012	F-4

Consolidated Statements of Stockholders’ Equity for the period November 18, 1999 (inception) to December 31, 2012	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period November 18, 1999 (inception) to December 31, 2012	F-7

Notes to the Consolidated Financial Statements	F-8

2. Financial Statement Schedules

All schedules are omitted because they are inapplicable, or not required or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The information required by this Item is set forth in the Exhibit Index that follows the signature page of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Celator Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheet of Celator Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) (the Company) as of December 31, 2012, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for the year then ended and for the period from November 18, 1999 (inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The cumulative statements of loss and comprehensive loss, stockholders’ equity, and cash flows for the period November 18, 1999 (inception) to December 31, 2012 include amounts for the period from November 18, 1999 (inception) to December 31, 2011, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period November 18, 1999 through December 31, 2011 is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celator Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) as of December 31, 2012, and the results of their operations and their cash flows for the year ended and for the period November 18, 1999 (inception) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 1, 2013

Report of Independent Registered Chartered Accountants

To the Board of Directors and Stockholders of Celator Pharmaceuticals, Inc.

(A development stage company)

We have audited the accompanying balance sheets of Celator Pharmaceuticals, Inc. (a development stage company) (the “Company”) as of December 31, 2011, and the related statements of loss and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2011, and for the period from November 18, 1999 (date of incorporation) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, and for the period from November 18, 1999 (date of incorporation) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The Company is in the development stage as of December 31, 2011. As discussed in Note 1 to the financial statements, successful completion of the Company’s development program and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities, obtaining regulatory approval, and achieving a level of sales adequate to support the Company’s cost structure.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. The Company is a development stage company engaged in developing new therapeutic products for cancer treatment. As discussed in Note 1 to the financial statements, the Company’s recurring operating loss and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Vancouver, Canada

October 26, 2012 (December 27, 2012 as to the effects of the restatement of the warrants discussed in Note 6)

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$9,648,008	$3,226,778
Restricted cash	40,205	54,081
Other receivables (Note 3)	2,000,357	1,217,758
Prepaid expenses and deposits	148,275	46,199
Assets held for sale (Note 4)	251,269	—

Total current assets	12,088,114	4,544,816
Property and equipment, net (Note 4)	1,245,025	2,017,270
Other assets	105,805	58,585

Total Assets	$13,438,944	$6,620,671

Liabilities
Current liabilities
Accounts payable	$699,858	$501,702
Accrued liabilities	1,194,998	904,393
Current portion of deferred revenue	615,384	—
Warrant liability (Note 6)	—	549,317
Current portion of loans (Note 6)	1,200,000	2,104,994

Total current liabilities	3,710,240	4,060,406

Deferred revenue	1,076,924	—
Loans payable (Note 6)	1,800,000	—

Total Liabilities	6,587,164	4,060,406

Commitments and contingencies (Note 10)

Stockholders’ Equity
Common stock
Authorized 255,000,000 shares, par value $0.001 Issued and outstanding 13,673,160 and 11,230,561 shares as December 31, 2012 and December 31, 2011, respectively	13,673	11,230
Warrants	1,083,193	9,333
Additional paid-in capital	118,509,395	104,385,456
Accumulated other comprehensive loss	(1,133,266)	(1,133,266)
Deficit accumulated during the development stage	(111,621,215)	(100,712,488)

Total Stockholders’ Equity	6,851,780	2,560,265

Total Liabilities and Stockholders’ Equity	$13,438,944	$6,620,671

See accompanying notes to the consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Statements of Loss and Comprehensive Loss

	Year ended December 31,		November 18, 1999 (inception) to December 31, 2012
	2012	2011
Expenses
Research and development	$4,868,734	$10,606,769	$80,417,665
Leukemia & Lymphoma Society funding	(1,442,692)	(262,751)	(5,456,422)
Research collaboration income	(19,440)	(150,000)	(2,240,720)
General and administrative	4,098,446	3,939,837	37,200,720
Loss on disposal of property and equipment	83,077	573,583	772,086
Amortization and depreciation	411,621	441,687	4,674,230

Operating loss	(7,999,746)	(15,149,125)	(115,367,559)

Other income (expenses)
Foreign exchange gain	(11,500)	15,881	543,248
Interest and miscellaneous income	2,735	77,885	2,761,969
Gain on settlement of preferred stock	—	—	1,562,689
Interest expense	(4,263,774)	(79,256)	(5,889,291)

Loss before income taxes	(12,272,286)	(15,134,615)	(116,388,945)

Income tax benefit	1,363,559	974,861	6,243,583

Net loss incurred in the development stage	(10,908,727)	(14,159,754)	(110,145,362)
Other comprehensive loss attributable to foreign exchange translation	—	—	(1,133,266)

Comprehensive loss	(10,908,727)	(14,159,754)	(111,278,628)
Accretion on preferred stock	—	—	(1,475,853)

Total comprehensive loss attributable to common stockholders	$(10,908,727)	$(14,159,754)	$(112,754,481)

Net loss incurred in the development stage	(10,908,727)	(14,159,754)	(110,145,362)
Accretion on preferred stock	—	—	(1,475,853)

Net loss attributable to common stockholders	$(10,908,727)	$(14,159,754)	$(111,621,215)

Net loss per share
Basic and diluted	$(1.30)	$(1.81)

Weighted average of common shares outstanding
Basic and diluted	8,406,104	7,815,605

See accompanying notes to the consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

(a development stage company)

Consolidated Statement of Stockholders’ Equity

	COMMON STOCK		RESTRICTED STOCK		WARRANTS AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	STOCKHOLDERS’ EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT

Issued on incorporation	25,802	$26	—	$—	$—	$3,230	$—	$—	$3,256
Issued for technology	1,602	2	—	—	—	200	—	—	202
Issued for cash, net of stock issuance costs US $24,823 (CDN $36,875)	8,479	8	—	—	—	402,689	—	—	402,697
Foreign currency translation adjustment	—	—	—	—	—	—	(1,987)	—	(1,987)
Net loss	—	—	—	—	—	—	—	(200,050)	(200,050)

Balance at December 31, 2000	35,883	36	—	—	—	406,119	(1,987)	(200,050)	204,118
Issued for cash on exercise of stock options	55	—	—	—	—	3,722	—	—	3,722
Issued for cash, net of stock issuance costs of $45,156 (CDN $69,933)	7,467	7	—	—	—	1,084,817	—	—	1,084,824
Foreign currency translation adjustment	—	—	—	—	—	—	(20,689)	—	(20,689)
Net loss	—	—	—	—	—	—	—	(773,668)	(773,668)

Balance at December 31, 2001	43,405	43	—	—	—	1,494,658	(22,676)	(973,717)	498,307
Issued for cash, net of stock issuance costs of $61,388 (CDN $96,040)	1,118	1	—	—	—	137,735	—	—	137,736
Warrants issued on Series 1 Class A Preferred stock	—	—	—	—	—	—	—	—	—
Warrants issued on note payable	—	—	—	—	—	—	—	—	—
Warrants issued on note payable, cancelled	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	13,861	—	13,861
Net loss	—	—	—	—	—	—	—	(1,497,719)	(1,497,719)

Balance at December 31, 2002	44,523	45	—	—	—	1,632,392	(8,815)	(2,471,437)	(847,815)
Issued for cash - exercise of stock options	3,522	4	—	—	—	8,513	—	—	8,517
Foreign currency translation adjustment	—	—	—	—	—	—	(484,668)	—	(484,668)
Net loss	—	—	—	—	—	—	—	(3,506,027)	(3,506,027)

Balance at December 31, 2003	48,045	48	—	—	—	1,640,905	(493,483)	(5,977,464)	(4,829,994)
Issued for cash - exercise of stock options	6,410	6	—	—	—	15,464	—	—	15,470
Foreign currency translation adjustment	—	—	—	—	—	—	(811,423)	—	(811,423)
Net loss	—	—	—	—	—	—	—	(5,445,046)	(5,445,046)

Balance at December 31, 2004	54,455	54	—	—	—	1,656,369	(1,304,906)	(11,422,510)	(11,070,993)
Warrants issued on conversion of bridge loan	—	—	—	—	425,000	—	—	—	425,000
Issued on financing and reorganization	—	—	—	—	—	—	—	—	—
Exchange of preferred Stock Class A for Series A	—	—	—	—	—	—	—	—	—
Issued on reorganization	844,173	844	—	—	—	9,495,846	—	—	9,496,690
Issued on conversion of debt	246,864	247	—	—	—	2,776,897	—	—	2,777,144
Issued for cash, net of stock issue costs of $757,523	3,308,789	3,309	—	—	—	36,462,039	—	—	36,465,348
Issued for cash on exercise of stock options	12,054	12	—	—	—	33,134	—	—	33,146
Issued for cash on exercise of warrants	108	—	—	—	—	1,220	—	—	1,220
Warrants expired	—	—	—	—	—	—	—	—	171,640
Foreign currency translation adjustment	—	—	—	—	—	—	171,640	—	—
Net loss	—	—	—	—	—	—	—	(8,913,249)	(8,913,249)

Balance at December 31, 2005	4,466,443	4,466	—	—	425,000	50,425,505	(1,133,266)	(20,335,759)	29,385,946

Issued for cash on exercise of stock options	1,705	2	—	—	—	4,675	—	—	4,677
Stock based compensation	—	—	—	—	—	201,989	—	—	201,989
Net loss for the period	—	—	—	—	—	—	—	(14,588,786)	(14,588,786)

Balance at December 31, 2006	4,468,148	4,468	—	—	425,000	50,632,169	(1,133,266)	(34,924,545)	15,003,826
Issued for cash on exercise of stock options	13,748	14	—	—	—	31,189	—	—	31,202
Stock based compensation	—	—	—	—	—	243,340	—	—	243,340
Issued for cash, net of costs	888,914	889	—	—	—	9,976,668	—	—	9,977,556
Net loss for the period	—	—	—	—	—	—	—	(16,761,805)	(16,761,805)

Balance at December 31, 2007	5,370,810	5,371	—	—	425,000	60,883,366	(1,133,266)	(51,686,350)	8,494,120
Issued for cash on exercise of stock options	1,159	1	—	—	—	2,660	—	—	2,661
Stock based compensation	—	—	—	—	—	186,578	—	—	186,578
Issued for cash	1,334	1	—	—	—	4,498	—	—	4,499
Issued for cash, restricted stock	—	—	4,000	4	—	13,497	—	—	13,501
Issued for cash, net of stock issue costs of $94,702	2,014,365	2,014	—	—	—	22,564,279	—	—	22,566,293
Net loss for the period	—	—	—	—	—	—	—	(14,028,617)	(14,028,617)

Balance at December 31, 2008	7,387,668	7,388	4,000	4	425,000	83,654,878	(1,133,266)	(65,714,967)	17,239,037
Issued for cash on exercise of stock options	1,432	1	—	—	—	3,472	—	—	3,473
Stock based compensation	—	—	—	—	—	200,522	—	—	200,522
Restricted stock transferred to common stock	1,333	1	(1,333)	(1)	—	—	—	—	(0)
Warrants issued on signing of loan agreement	—	—	—	—	9,333	—	—	—	9,333
Net loss for the period	—	—	—	—	—	—	—	(10,022,979)	(10,022,979)

Balance at December 31, 2009	7,390,433	7,390	2,667	3	434,333	83,858,873	(1,133,266)	(75,737,946)	7,429,387
Issued for cash on exercise of stock options	425	—	—	—	—	1,434	—	—	1,434
Stock based compensation	—	—	—	—	—	169,424	—	—	169,424
Restricted stock transferred to common stock	1,334	1	(1,334)	(1)	—	—	—	—	1
Warrants expired April 30, 2010	—	—	—	—	(425,000)	425,000	—	—	—
Issued for cash, net of stock issue costs of $172,389	2,877,777	2,878	—	—		14,824,734	—	—	14,827,612
Net loss for the period	—	—	—	—			—	(10,814,788)	(10,814,788)

Balance at December 31, 2010	10,269,967	10,269	1,333	1	9,333	99,279,466	(1,133,266)	(86,552,734)	11,613,070
Stock based compensation	—	—	—	—	—	114,089	—	—	114,089
Issued for cash, net of stock issue costs of $7,397	959,261	960	—	—	—	4,991,901	—	—	4,992,861
Restricted stock transferred to common stock	1,333	1	(1,333)	(1)	—	—	—	—	—
Net loss for the period	—	—	—	—	—	—	—	(14,159,754)	(14,159,754)

Balance at December 31, 2011	11,230,561	11,230	—	—	9,333	104,385,456	(1,133,266)	(100,712,488)	2,560,265
Issued for cash on exercise of stock options	107	—	—	—	—	240	—	—	240
Stock based compensation	—	—	—	—	—	3,210	—	—	3,210
Issued for cash, net of stock issuance cost of $837,280	1,202,276	1,203	—	—	—	5,924,320	—	—	5,925,523
Investor note converted to common stock	1,240,216	1,240	—	—	—	6,840,904	—	—	6,842,144
Conversion of warrant liability and issuance of warrants	—	—	—	—	1,073,860	—	—	—	1,073,860
Beneficial conversion option	—	—	—	—	—	1,355,523	—	—	1,355,523
Net loss for the period	—	—	—	—	—	—	—	(10,908,727)	(10,908,727)

Balance at December 31, 2012	13,673,160	$13,673	—	—	$1,083,193	$118,509,395	$(1,133,266)	$(111,621,215)	$6,851,780

See accompanying notes to the consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Statements of Cash Flows

	Year ended December 31,		November 18, 1999 (inception) to December 31, 2012
	2012	2011
Operating activities
Net loss	$(10,908,727)	$(14,159,754)	$(111,621,215)
Adjustments for non-cash items
Amortization and depreciation	411,621	441,687	4,674,121
Accretion on preferred stock	—	—	1,475,853
Non-cash stock-based compensation expense	3,210	114,089	1,119,152
Gain on settlement of preferred stock	—	—	(1,562,689)
Loss on disposal of property and equipment	83,077	573,583	772,086
Non-cash financing costs	4,193,438	68,655	4,696,426
Changes in operating assets and liabilities
Other receivables, net	(782,599)	(790,747)	(2,000,357)
Prepaid expenses and deposits	(102,076)	148,821	(148,275)
Other assets	(47,220)	20,480	(105,805)
Accounts payable	198,156	(729,309)	699,866
Accrued liabilities	290,605	(287,749)	1,204,034
Deferred revenue	1,692,308	—	1,692,308

Cash used in operating activities	(4,968,207)	(14,600,244)	(99,104,495)

Investing activities
Purchase of property and equipment	(35,752)	(380,299)	(7,337,998)
Proceeds on disposals of property and equipment	61,918	287,270	395,388

Cash provided by (used in) investing activities	26,166	(93,029)	(6,942,610)

Financing activities
Proceeds from issuance of common stock and on options exercised	6,763,043	—	8,515,281
Proceeds from issuance of warrants	242	258	500
Proceeds from issuance of preferred stock	—	5,000,000	102,157,702
Payment of share issuance costs	(837,280)	(7,397)	(1,891,734)
Proceeds from loans payable	5,423,390	2,576,610	17,898,295
Repayments of capital lease obligation	—	—	(163,242)
Repayments of loans payable	—	(49,434)	(9,735,054)

Cash provided by financing activities	11,349,395	7,520,037	116,781,748

Effect of foreign exchange rate changes	13,876	1,217	(1,086,635)

Net change in cash	6,421,230	(7,172,019)	9,648,008
Cash and cash equivalents, beginning of year	3,226,778	10,398,797	—

Cash and cash equivalents, end of year	$9,648,008	$3,226,778	$9,648,008

Supplemental disclosure of cash flow information
Interest paid	63,566	10,601	1,043,816
Income taxes paid	71,851	17,121	172,451
Property and equipment purchased under capital lease	—	—	449,744
Preferred stock issued on conversion of debt	—	—	5,337,417
Common stock issued on conversion of debt and accrued interest	6,842,144	—	6,842,144

See accompanying notes to the consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Notes to the Consolidated Financial Statements

1.	Nature of Business and Liquidity

Celator Pharmaceuticals, Inc. (“CPI” or the “Company”) is a development stage company developing new therapeutic products for cancer treatment using proprietary technology that recognizes and controls the delivery of efficacious fixed ratios of drug combinations to tumor sites.

The Company has incurred recurring losses and negative cash flows from operations since inception. As of December 31, 2012, the Company had accumulated a deficit of $111,621,215. The Company expects operating losses and negative cash flows to continue for the foreseeable future until such time, if ever, that it can generate significant revenues from its product candidates currently in development. Management estimates that current cash and cash equivalents are sufficient to sustain planned operations through the middle of the first quarter of 2014. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management is currently evaluation different strategies to obtain the required funding of future operations. These strategies may include, but are not limited to: sales of equity securities, collaboration or licensing agreements with third parties, and/or borrowing of debt. There can be no assurance that these future funding efforts will be successful.

The Company is subject to those risks associated with any specialty pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants.

2.	Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are presented in U.S. dollars. The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of consolidation: The consolidated financial statements include the accounts of CPI and its wholly-owned subsidiaries, Celator Pharmaceutical Corp. (“CPC”) and Celator UK Ltd. All intercompany transactions have been eliminated.

Use of estimates: The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from those estimates. Significant areas requiring management estimates in the preparation of these consolidated financial statements include, amongst other things, assessment of other receivables, accrued liabilities, impairment and amortization of property and equipment, valuation allowance for deferred income taxes, valuation of stock-based compensation, warrants and contingencies.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Notes to the Consolidated Financial Statements

Foreign currency translation and transactions: The functional currency of the Company and its foreign subsidiary is the U.S. dollar. As such, monetary assets and liabilities of the Company’s operation denominated in a currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing as at the balance sheet date. Non-monetary assets and liabilities are translated at historical exchange rates prevailing at each transaction date. Expenses are translated at the average exchange rates prevailing during the year, with the exception of amortization which is translated at historical cash and cash equivalents exchange rates. Exchange gains and losses on translation are included in operations.

Cash and cash equivalents: The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates its fair value due to its short-term nature. The Company had $9.1 million in short-term money market accounts as of December 31, 2012.

Property and equipment: Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line depreciation method as follows:

Computer equipment	4 years
Furniture and office equipment	7 years
Laboratory equipment	10 years
Capital lease equipment and Leasehold improvements	Lesser of useful life or term of lease

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The Company reviews property and equipment to assess recoverability from future operations whenever events and circumstances indicate that the carrying value may not be recoverable. Impairment losses are recognized in operating results when expected undiscounted future cash flows are less than the carrying value of the assets used or disposed of by sale. If impairment is indicated, the asset value is written down to its fair value.

Research and development: Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, maintenance of research equipment, costs related to research collaboration and licensing agreements, the cost of services provided by outside contractors, including services related to the Company’s clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research, preclinical development, and clinical trials. All costs associated with research and development are expensed as incurred.

Research collaboration funding: The Company has research and development agreements where the Company receives funding when it achieves certain agreed upon milestones such as meeting clinical trial objectives or patient enrollment. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-28-25-2, Milestone Method-Recognition milestones considered substantive and that related solely to past Company performance and do not have any remaining deliverables associated with them are recognized as revenue when earned. Income derived from these arrangements is shown gross of research and development expenses on the consolidated statement of loss and comprehensive loss.

Stock-based compensation: Stock based compensation transactions are recognized as compensation expense in the consolidated statement of loss and comprehensive loss based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the award.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Notes to the Consolidated Financial Statements

The Company estimates the fair value of options granted using the Black-Scholes option valuation model. This estimate uses assumptions regarding a number of inputs that required the Company to make significant estimates and judgments. Because the Company does not have publicly traded common stock the expected volatility assumption was based on industry peer information.

Warrants: The estimated fair value of warrants is determined by using the Black-Scholes pricing model with assumptions for risk free interest rates, dividend yields, volatility factors and the contractual life of the warrants.

Loss per share: Income (loss) per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share would be calculated, if the Company had positive net earnings, to give effect to the potential dilution that if secured or other contracts to issue common stock were exercised or converted to common stock using the treasury stock method. The treasury stock method assumes that proceeds received from the exercise of stock options and warrants are used to repurchase common stock at the prevailing market rate.

Income taxes: The Company accounts for income taxes using ASC 740 Income Taxes. ASC 740 Income Taxes is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, ASC 740 generally considers all expected future events other than enactments of and changes in the tax law or rates. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Valuation allowances are provided if, considering available evidence, it is more likely than not that the deferred tax assets will not be realized. ASC 740 clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. ASC 740 provides a benefit recognition model with a two-step approach consisting of “more-likely-than-not” recognition criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. ASC 740 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements.

Investment tax credits relating to scientific research and experimental development are accounted for in operations. To the extent there is reasonable assurance the credits will be realized, they are recorded in the period the related expenditure is made as a reduction of current operating expenses (tax recovery).

Fair value of financial instruments: The carrying values of certain Company’s financial instruments, including cash equivalents, restricted cash, other receivables, accounts payable and loans payable approximate fair value due to their short maturities.

ASC 820 Fair Value Measurements defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Notes to the Consolidated Financial Statements

Level 2 applies to assets or liabilities for which there are inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, such as: quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

ASC 820, Fair Value Measurements requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value.

The following table provides the assets carried at fair value:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Assets:
Money Market Fund	$9,107,500	$9,107,500	—	—

December 31, 2011
Assets:
Money Market Fund	$1,653,864	$1,653,864	—	—
Liabilities:
Warrant Liability	$549,317	—	—	$549,317

The reconciliation of the warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

January 1, 2011	$—
Issuance of warrants	549,317

December 31, 2011	549,317
Issuance of warrants	513,809
Reclassification to equity	(1,063,126)

December 31, 2012	$—

Segment reporting: The Company operates within one reportable segment and presents geographic results of its United States and Canadian operations. Intersegment transactions and balances have been eliminated in the preparation of the segmental analysis note.

Reverse stock split: On August 28, 2012, the Company’s board of directors and stockholders approved an amendment to the Company’s certificate of incorporation which provided for a 18.7495-to-1 reverse stock split of the outstanding common stock and Series A, B, C and D convertible preferred stock (collectively, “Capital Stock”), which became effective on August 28, 2012. Accordingly, (i) every 18.7495 shares of capital stock have been combined into one share of new common stock, (ii) the number of shares of common stock into which each outstanding option and warrant to purchase common stock has been proportionately decreased on an 18.7495-to-1 basis, (iii) the exercise price for each outstanding option and warrant to purchase capital stock has been proportionately increased on an 18.7495-to-1 basis. All of the share numbers, share prices, and exercise prices have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect this 18.7495-to-1 reverse stock split.

Adjustment to Balance Sheet and Statement of Cash Flows: The Company has determined that the money market accounts previously included in short term investments should have been included in cash and cash equivalents at December 31, 2011 and 2010. The adjustment resulted in a $1,653,864 and

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Notes to the Consolidated Financial Statements

$3,801,484 increase in cash and cash equivalents as of December 31, 2011 and 2010, respectively. In addition, the sales and purchases of short term investments previously included within net cash provided by/ (used in) investing activities should have been included as cash and cash equivalents. This adjustment resulted in cash provided by investing activities being overstated by $2,147,620 for the year ended December 31, 2011 and had no impact on any amounts on the consolidated statements of loss and comprehensive loss. The Company believes that the impact of these adjustments is not material to the Company’s financial position, results of operations or liquidity for the year ended December 31, 2011.

Recent accounting standards: In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011, provide common definitions of fair value and common fair value measurements and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change some fair value measurement principles and disclosure requirements. The adoption of this amended accounting guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2011, the FASB issued amendments to disclosure requirements for the presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company early adopted this amendment on January 1, 2011. The adoption of this amended accounting guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

In July 2012, FASB issued amendments to accounting guidance relating to the testing of indefinite-lived intangible assets for impairment. The new guidance, effective for annual and interim impairment tests of indefinite-lived intangible assets performed for fiscal years beginning after September 15, 2012 (early adoption is permitted), provides an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The adoption of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

3.	Other Receivables

Other receivables as of December 31, 2012 and 2011, consists of the following:

	2012	2011
Receivables related to the sale of net operating losses	$1,363,559	$991,982
Receivables related to value added tax recovery	95,910	94,361
Receivables related to the LLS funding (see Note 11)	500,000	—
Other receivables	40,888	131,415

	$2,000,357	$1,217,758

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Notes to the Consolidated Financial Statements

4.	Property and Equipment

Property and equipment as of December 31, 2012 and 2011, including assets held under capital lease, consists of the following:

	2012	2011
Computer and equipment	$103,858	$135,003
Furniture and office equipment	145,499	312,684
Laboratory equipment	1,779,188	3,198,697
Capital lease equipment	155,520	279,277
Leaseholds	73,060	305,109

	2,257,125	4,230,771
Less: Accumulated depreciation	(1,012,100)	(2,213,501)

	$1,245,025	$2,017,270

During the years ended December 31, 2012 and 2011, depreciation and amortization expense was $411,621, which included $78,758 of impairment loss, and $441,687 respectively.

During 2012 and 2011, assets with a net book value of $144,997 and $860,853 were sold for proceeds of $61,918 and $287,270, resulting in a loss on disposal of $83,077 and $573,583, respectively.

In February 2012, the Company closed a laboratory and consigned certain property and equipment for sale with net book value of $507,622. At December 31, 2012, the net book value of the remaining consigned equipment was $251,269, and consists solely of scientific equipment which is presented as assets held for sale on the consolidated balance sheet.

5.	Accrued Liabilities

Accrued liabilities as of December 31, 2012 and 2011, consists of the following:

	2012	2011
Accrued bonuses	$458,177	$453,929
Accrued salaries and vacation	198,817	195,436
Accrued professional fees	265,802	143,318
Accrued trade payables	272,202	111,710

	$1,194,998	$904,393

6.	Loans Payable

Long-term debt as of December 31, 2012 and 2011, consists of the following:

	2012	2011
Related Party Loan	$—	$2,105,241
Bank Loan	3,000,000	—

Total loans payable	3,000,000	2,105,241
Less: Current portion of loans payable	(1,200,000)	(2,105,241)

Loans payable, less current portion	$1,800,000	$—

Related Party Loan

In December 2011, certain of the Company’s existing investors purchased $2,576,610 of Convertible Promissory Notes (the “Notes”) pursuant to a Note and Warrant Purchase Agreement (the “Note Agreement”) under which $2,423,390 of additional Notes could be purchased for a total $5,000,000. The Notes bore interest at 8% compound annually and were due upon the earlier of a) a Sale Transaction (as defined in the Note Agreement), b) a liquidation or winding up of the Company or c) on demand of the holders of at least a majority of the principal amount outstanding under the Notes made any time after July 1, 2012. The Notes and accrued interest automatically convert upon a Qualified Financing (as defined in

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Notes to the Consolidated Financial Statements

the Note Agreement) at a conversion price equal to the price per share of the securities sold in the Qualified Financing. Prior to a Qualified Financing, the Notes and accrued interest were convertible into shares of the Company’s previously outstanding Series D Preferred Stock (“Series D”) at $5.21 per share upon written notice of holders of at least a majority of the principal outstanding under the Notes.

The Company issued warrants to purchase 123,585 shares of Series D at $5.21 per share with a contractual life of 7 years in connection with the December 2011 Note purchase. The estimated fair value of the warrants of $549,317 was recorded as an original issue discount that was netted against the carrying value of the Notes and was amortized to interest expense using the effective interest method. During 2011, the Company recognized $68,655 of interest expense. Upon a Qualified Financing, the number and exercise price of the warrants would be adjusted based on the price of the securities sold in the Qualified Financing such that the fair value of the adjusted warrant would equal the fair value of the original warrant. Given the warrants were adjustable for a variable number of equity instruments for a fixed monetary amount, the warrants were initially recorded as a liability based on ASC Topic 480: Distinguishing Liabilities from Equity.

Under the Note Agreement, a portion of the remaining Notes were considered Preference Notes that contained the same terms and conditions as the Notes, but provided that in addition to the repayment of the outstanding principal, an additional return payment of four times the original principal balance of the Preference Note was required. During 2012, investors purchased the remaining $2,423,390 of Notes, of which $423,390 were Preference Notes. In conjunction with the purchase of the remaining Notes in 2012, the Company issued an additional 116,236 warrants with the same terms as the December 2011 warrants which had an estimated fair value of $513,809 which was recorded as original issue discount.

In August 2012, immediately prior to the closing of the Company’s private placement of common stock (see note 7), the $5,000,000 of Notes and accrued interest of $148,584 were converted into 915,304 shares of common stock using the conversion price of $5.625 per share which was equal to the common stock offering price in the private placement. The four time additional return on the Preference Notes of $1,693,560 was converted into 324,912 shares of common stock using a conversion price of $5.21 per share per the Omnibus Agreement, which was lower than the common stock offering price in the private placement. The four time additional return of $1,693,560 was recorded as additional interest expense. In addition, the Company recorded $994,471 of interest expense during 2012 for amortization of the remaining original issue discount.

After considering the allocation of the gross proceeds between the fair value of the warrants and the Notes, the Notes contained a contingent beneficial conversion option as the effective conversion price of the Notes was below the price paid by new investors in the private placement. The value of the contingent beneficial conversion option of $1,221,452 was recorded as additional interest expense with a corresponding increase to additional paid in capital. In addition, an incremental beneficial conversion option of $134,071 was recorded as the four time additional return on Preference Notes converted at a lower price per share than was used for the Notes which was recorded as additional interest expense with a corresponding increase to additional paid in capital.

Upon the conversion of the Notes into common stock, the $1,063,126 carrying value of the warrants (which became warrants to purchase common stock) were reclassified from a liability to stockholders’ equity as the number of shares exercisable under the warrants became fixed and no longer subject to adjustment for a fixed monetary amount.

Subsequent to the original issuance of the December 31, 2011 consolidated financial statements, management identified a material error with regards to the classification and valuation of warrants issued in connection with the December 2011 Notes. The correction of the material error resulted in the reclassification of $77,005 from warrants to warrant liability and an additional amount accrued to warrant liability of $472,312 in connection with a valuation error. In addition, interest expense in the consolidated statement of loss and comprehensive loss decreased by $8,450, which represented the change in accretion of the warrant discount in connection with the Notes. There was no material impact to net loss attributable to common stockholders, basic and diluted EPS, and the consolidated statement of cash flows.

Bank Loan

In June 2012 the Company entered in to a Loan and Security Agreement with a bank under which the Company can draw up to $3,000,000 until December 15, 2012. In June 2012 the Company borrowed $1,000,000 and in August 2012, the Company borrowed the remaining available balance of $2,000,000. The loan bears interest at a rate of 5.5%, with interest only payable for the first six months until December 15, 2012, after which monthly payments of principal and interest are due for a thirty month period.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Notes to the Consolidated Financial Statements

In connection with this loan, a lien has been placed on scientific equipment with a net book value of $1.2 million. In connection with the loan, the Company issued warrants to purchase 17,267 shares of common stock at an exercise price of $ 5.21 per share. The estimated fair value of the warrants of $10,487 was expensed to non-cash financing costs with a corresponding credit to warrants. The Company estimated the fair value of the warrants using the Black Scholes model with a risk-free rate of 0.5%, dividend yield of 0%, volatility of 88% and a contractual life of 7 years.

7.	Stockholders’ Equity

Private Placement

In August 2012, the Company commenced a private placement of its common stock and through the balance of 2012 sold 1,202,276 shares of common stock at $5.625 per share resulting in net proceeds of $5,925,523 after deduction issuance costs of $837,280.

Stock Options

In 2005, the Company adopted the Celator Pharmaceuticals, Inc. 2005 Equity Incentive Plan (the “Plan”). The Plan was most recently amended on July 7, 2008. At December 31, 2012, 213,618 stock options remain available to be granted. The Company has reserved shares of its common stock to permit exercise of options in accordance with the terms of the Plan. The Plan has two separate programs; the discretionary option grant program providing for the granting of both incentive and non-qualified stock options, as defined by the Internal Revenue Code; and the discretionary stock award program, under which shares may be issued, either for consideration or for no consideration are subject to restrictions or conditions.

Options granted under the Plan may be incentive stock options or non-qualified stock options. Incentive stock options may only be granted to employees. The board of directors, or a committee of the board of directors appointed to administer the Plan, determines the period over which options become exercisable and the conditions under which stock awards are granted and become vested.

Under the terms of the stock option agreement, unvested options may be exercised into restricted stock that the Company is under no obligation to repurchase. During 2008, an option holder exercised 4,000 options into restricted common stock. Restricted stock transferred into unrestricted common stock under the same terms as the vesting of the stock options which were exercised.

The following table summarizes the activity of the Company’s stock option plans for the years ended December 31, 2012 and 2011:

	Number of options	Exercise price
January 1, 2011	1,010,619	$2.62
Granted	214	1.12
Exercised	—	—
Cancelled	(18,204)	1.41

December 31, 2011	992,629	$2.57
Granted	—	—
Exercised	(107)	2.25
Cancelled	(185,734)	2.74

December 31, 2012	806,788	$2.52

Exercisable at December 31, 2012	792,538	$2.53

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Notes to the Consolidated Financial Statements

The following table summarizes the stock options outstanding and exercised at December 31, 2012:

Range of exercise price	Number outstanding	Average exercise price	Remaining contractual life	Number exercisable	Average exercise price
$1.12	12,645	$1.12	7.7 years	7,377	$1.12
2.25-2.81	659,794	2.37	2.1 years	650,812	2.37
3.37	134,349	3.37	4.0 years	134,349	3.37

	806,788	$2.52	3.2 years	792,538	$2.53

The weighted average grant date fair value of stock options granted in the year ended December 31, 2011 was $0.56 using the following assumptions with the Black-Scholes model:

2011
Volatility	88%
Risk free interest rate	0.5%-2.0%
Annual forfeiture rate	6%
Dividend yield	0%
Expected life (years)	4

There were no options issued in 2012.

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. At December 31, 2012, the total compensation cost related to non-vested awards not yet recognized and weighted average period over which it will be recognized was $14,752 and 1.0 years, respectively.

A summary of unvested awards activity during the year ended December 31, 2012 is as follows:

Nonvested Options	Number	Aggregate exercise price
January 1, 2012	71,944	$87,653
Granted	—	—
Vested	(57,060)	(72,546)
Forfeited	(633)	(355)

December 31, 2012	14,251	$14,752

The stock-based compensation expense for the years ended December 31, 2012 and 2011 was $3,210 and $114,089, respectively.

Warrants

The following table summarizes the warrants outstanding to purchase common stock at December 31, 2012:

	Number of Warrants	Exercise Price	Issue Date	Term
Comerica Bank	12,445	$11.25	March 2009	7 years
Series A, B, C & D Investors	123,585	$5.21	December 2011	7 years
Investor	3,700	$5.21	February 2012	6 years
Square 1 Bank	17,267	$5.21	June 2012	7 years
Series A, B, C & D Investors	112,536	$5.21	August 2012	7 years

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Notes to the Consolidated Financial Statements

8.	Income Taxes

Loss before income taxes consisted of the following:

	2012	2011
Domestic	$(10,035,313)	$(10,498,950)
Foreign	(2,236,973)	(4,635,665)

Total	$(12,272,286)	$(15,134,615)

A reconciliation of the Statutory United States federal income tax rate to the Company’s effective rate and for December 31, 2012 and 2011 is as follows:

	2012	2011
Loss before income taxes	$(12,272,286)	$15,134,615
	34%	34%
US federal statutory tax rate	4,172,577	5,145,769
State, net of federal rate	613,614	756,730
Permanent differences	(1,344,421)	(158,456)
Research and development tax credits	(3,559,200)	—
Other	321,181	—
Change in valuation allowances	1,159,808	(4,769,182)

	$1,363,559	$974,861

In 2012 and 2011, the Company was approved to sell New Jersey net operating loss carryforwards (“NOLS”) under the New Jersey Technology Business Tax Certificate Transfer Program, which resulted in the recognition of an income tax benefit of $1,363,559 and $991,982, respectively.

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carry forwards. Significant components of the Company’s total deferred tax asset as of December 31, 2012 and 2011 are as follows:

	2012	2011
Net operating loss carry forwards	$35,362,944	$32,835,034
Research and development expenditures	3,884,379	6,500,969
Accrued expenses and other	(12,005)	164,997
Property and equipment	(19,995)	(68,479)
R&D investment tax credits carryforwards	547,716	1,490,326

Deferred tax assets	$39,763,039	$40,922,847
Deferred tax asset valuation allowance	$(39,763,039)	$(40,922,847)

	$—	$—

The valuation allowance for deferred tax assets as of January 1, 2012 was $40,922,847. The net change in the total valuation allowance was a decrease of $1,159,808 in 2012. The valuation allowance at December 31, 2012 was primarily related to R&D investment tax credits carryforwards and expenditures, federal and state net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During 2012, the Company adjusted the cumulative deferred tax assets for research and development expenditures and R&D investment tax credits carry forwards through the current year provision and offset by the valuation allowance.

At December 31, 2012, the Company had net operating loss carryforwards for Federal income tax purposes of $99,332,327 which are available to offset future Federal taxable income, if any, through 2023. The Company has net operating loss carryforwards for state income tax purposes of $31,799,470 which are available to offset future state taxable income through 2030.

At December 31, 2012 and 2011, the Company had Canadian federal and British Columbia investment tax credits of approximately $524,629 and $716,436 and $23,087 and $42,866, respectively, available to reduce taxes payable through 2030 and 2022, respectively. The Company has no Canadian tax loss carry forwards.

9.	Geographic Segment Information

The Company operates in the United States and Canada. Geographic net loss information is based on the location whereby the expenses were incurred. The geographic information about total assets is based on the physical location of the assets.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Notes to the Consolidated Financial Statements

	Total Assets
	2012	2011
United States	$11,578,590	$3,052,317
Canada	717,250	2,277,865
Germany	1,143,104	1,290,489

Total Assets	$13,438,944	$6,620,671

	Net Loss
	2012	2011
United States	$(8,537,683)	$(10,498,950)
Canada	(2,236,973)	(3,660,804)

Total Net Loss	$(10,774,656)	$(14,159,754)

10.	Commitments and Contingencies

The Company has a worldwide exclusive license agreement with Princeton University dated June 2007 that provides the Company with exclusive rights to inventions developed by Princeton University arising from research sponsored by the Company between 2003 and 2007. These inventions are generally characterized as particulate constructs for release of active agents for medical application. The Company is obligated to pay a royalty on net sales to Princeton University of a low single-digit percentage if any invention is sold by the Company or a company to which the product covered by the invention was licensed by the Company, which was generated under the exclusive licensing agreement. No royalty or other product/sub-license-related payments have been made to date. The Company is obligated to provide Princeton University a percentage within the range of 45% to 55% of proceeds obtained from a sub-license of the intellectual property to a third party in cases where the Company has not conducted any research or development activities and is solely licensing out the original intellectual property jointly developed by the Company and Princeton University. The Company may terminate the agreement at any time by giving 90 days written notice to Princeton University. Princeton may terminate the agreement if the Company should breach or fail to perform under the agreement, with written notice of default provided by Princeton University to the Company and only if the Company fails to cure the default within 60 days. The Company is obligated under the agreement to provide an annual progress report to Princeton University on any developments of the licensed technology as well as prosecution of the patents covering the technology and the use of commercially reasonable efforts to develop licensed products.

The Company has a collaborative research agreement dated May 2001 with the British Columbia Cancer Agency (“BCCA”) whereby in consideration for the license and conditional assignment of all Company-sponsored intellectual property to the Company by BCCA, the Company will pay to BCCA a royalty in the low single digits on net sales of royalty-bearing products in territories so long as a valid claim exists for inventions made between June 2000 and June 2005 under the agreement. All obligations relating to the conduct of the research and assignment of intellectual property have been completed. No payments of royalties have been made to date. Either party may terminate the agreement if the other party commits a material breach or default and such breach or default is not reasonably cured within 45 days.

In consideration of funding by the Leukemia & Lymphoma Society® (“LLS”) and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, the Company must pay LLS a multiple on the LLS funding, (LLS funding is the $5 million in support of the Phase 3 study in addition to the approximately $4.1 million the Company received in support of the Phase 2 study.) Subject to exclusions under the agreement, the Company is obligated to pay LLS an amount equal to 50% of the cash payments the Company receives from out-licenses and transfers of rights to the product or other liquidity event, as defined in the agreement, until LLS has received an amount equal to 1.5 times the amount of funding the Company receives from LLS. The total amount payable by the Company to LLS will not exceed 3.55 times the amount of funding received from LLS, with the specific

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Notes to the Consolidated Financial Statements

amount depending on when the payment(s) occur relative to the timing of the research program and product commercialization. The payments may take the form of cash payments or royalties (not to exceed 5% of net sales) but will not exceed the maximum amount referred to in the preceding sentence.

The Company entered into office lease agreements for office space in Vancouver, British Columbia, that expires July 1, 2014 and Ewing, New Jersey, on July 2, 2018.

Minimum lease payments are as follows:

Year Ending December 31,	Minimum Payment Due
2013	$136,759
2014	206,683
2015	209,997
2016	176,773
2017	143,550
2018	72,373

Total	$946,135

11.	Research collaboration funding

In June 2012, the Company entered into an agreement with LLS pursuant to which LLS has agreed to provide up to $5.0 million in funding from the LLS Therapy Acceleration Program (“TAP program”) for the Phase 3 clinical study of the Company’s lead compound CPX-351. Upon execution of the agreement, the Company received an upfront payment of $2.0 million and may receive further payments of $3.0 million upon the achievement of clinical milestones. The Company recorded the $2.0 million upfront payment as deferred revenue which will be recognized on a straight-line basis over the estimated 39 month performance period of the funding agreement. During 2012, the Company met two separate milestones under the agreement which resulted in the recognition of $1.0 million which was recorded as research and collaboration funding of which $500,000 was a receivable as of December 31, 2012. The agreement remains in effect until the completion of the milestones unless earlier terminated in accordance with the provisions in the agreement. The Company may terminate the agreement at any time during its term upon at least 30 days’ prior written notice to LLS or upon written notice to LLS upon the termination of the CPX-351 program. LLS may terminate this agreement upon 90 days prior written notice to the Company. Funding under the agreement is exclusively for use in support of the clinical development activities of the research program. Provided the Company believes the product is safe and effective, the Company has agreed that, for a period of five years following the expiration or termination of the agreement, the Company will take such steps as are commercially reasonable to further the clinical development of the product and to bring the product to practical application for Acute Myeloid Leukemia.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELATOR PHARMACEUTICALS, INC.

By:	/s/ Scott T. Jackson
Scott T. Jackson, Chief Executive Officer

Date: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott T. Jackson Scott T. Jackson	Chief Executive Officer and a Director (principal executive officer)	April 1, 2013

/s/ Fred M. Powell Fred M. Powell	Vice President and Chief Financial Officer (principal financial and accounting officer)	April 1, 2013

/s/ Joseph A. Mollica Joseph A. Mollica	Chairman	April 1, 2013

/s/ Kenneth Galbraith Kenneth Galbraith	Director	April 1, 2013

/s/ Richard S. Kollender Richard S. Kollender	Director	April 1, 2013

/s/ Nicole Vitullo Nicole Vitullo	Director	April 1, 2013

/s/ Alex Zisson Alex Zisson	Director	April 1, 2013

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 registration statement filed on November 13, 2012.)

3.2	By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10 registration statement filed on November 13, 2012.)

4.1	Amended and Restated Warrant issued to Square 1 Bank. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10 registration statement filed on November 13, 2012.)

4.2	Form of Amended and Restated Warrant. (Incorporated by reference to Exhibit 4.2 to the Company’s Form 10 registration statement filed on November 13, 2012.)

4.3	Comerica Bank Warrant issued March 11, 2009. (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Form 10 registration statement filed on December 28, 2012.)

10.1*	Amended and Restated Employment Agreement dated December 19, 2002 between Dr. Lawrence Mayer and the Company. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10 registration statement filed on November 13, 2012.)

10.2*	Employment Agreement dated April 21, 2003 between David Wood and the Company. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10 registration statement filed on November 13, 2012.)

10.3*	Letter and Restrictive Covenants Agreement dated as of October 1, 2007 and Amendment to Letter Agreement dated July 7, 2008 between Scott Jackson and the Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10 registration statement filed on November 13, 2012.)

10.4*	Letter Agreement dated December 4, 2007 between Joseph A. Mollica, Ph.D and the Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10 registration statement filed on November 13, 2012.)

10.5*	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10 registration statement filed on November 13, 2012.)

10.6*	Amended and Restated 2005 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10 registration statement filed on November 13, 2012.)

10.7**	Exclusive License Agreement dated June 28, 2007 between Princeton University and the Company, as amended on July 6, 2010 and August 20, 2012. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10 registration statement filed on November 13, 2012.)

10.8**	Clinical and Commercial Manufacturing and Supply Agreement dated as of December 22, 2010 between Baxter Oncology GmbH and the Company. (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Form 10 registration statement on January 30, 2013.)

10.9**	Collaborative Research Agreement dated May 11, 2001 between the Company and the British Columbia Cancer Agency. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10 registration statement filed on November 13, 2012.)

10.10	Settlement Agreement dated August 5, 2008 between the British Columbia Cancer Agency and the Company. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10 registration statement filed on November 13, 2012.)

10.11**	Definitive Agreement dated June 27, 2012 between Leukemia & Lymphoma Society and the Company. (Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Form 10 registration statement on January 30, 2013.)

10.12*	Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10 registration statement filed on November 13, 2012.)

10.13*	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10 registration statement filed on November 13, 2012.)

10.14*	Form of Nonqualified Stock Option Agreement (Non-VC Directors). (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10 registration statement filed on November 13, 2012.)

Exhibit No.	Description

10.15*	Form of Nonqualified Stock Option Agreement (VC Directors). (Incorporated by reference to Exhibit 10.15 to the Company’s Form 10 registration statement filed on November 13, 2012.)

10.16	Loan and Security Agreement dated as of June 15, 2012 between Square 1 Bank and the Company. (Incorporated by reference to Exhibit 10.16 to the Company’s Form 10 registration statement filed on November 13, 2012.)

10.17	Placement Agency Agreement dated June 13, 2012 between National Securities Corporation and the Company; Amendment No. 1 dated August 14, 2012; Amendment No. 2 dated September 24, 2012; Amendment No. 3 dated November 2, 2012. (Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Form 10 registration statement filed on December 28, 2012.)

10.18	Engagement letter dated September 5, 2012 between Roth Capital Partners and the Company; Amendment No. 1 dated November 2, 2012. (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Form 10 registration statement filed on December 28, 2012.)

10.19*	Letter and Restrictive Covenant Agreement dated December 7, 2012 between the Company and Fred M. Powell. (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Form 10 registration statement on January 30, 2013.)

10.20	Termination, Release and Indemnity Agreement dated February 4, 2013 between the Company and David Wood.

10.21	Princeton South Corporate Center Office Lease dated March 1, 2013 between Princeton South Investors, LLC and the Company.

21.1	Subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Company’s Form 10 registration statement filed on November 13, 2012.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

*	Denotes a management contract or compensatory plan or arrangement.
**	Subject to a Confidential Treatment Order for confidential treatment of certain confidential portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.