Form 10-Q
period 2013-03-31
Celator Pharmaceuticals Inc
filed 2013-05-15
CIK 1327467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

(609)-243-0123

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 14, 2013 was 26,026,793.

CELATOR PHARMACEUTICALS, INC.

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1
	Consolidated Balance Sheets as March 31, 2013 and December 31, 2012	1
	Consolidated Statements of Loss and Comprehensive Loss for the three months ended March 31, 2013 and 2012 and for the period November 18, 1999 (inception) to March 31, 2013	2
	Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2013 and for the period November 18, 1999 (inception) to March 31, 2013	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and for the period November 18, 1999 (inception) to March 31, 2013	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6.	Exhibits	17
Signature		18
Exhibits		19

Part I. Financial Information

Item 1. Financial Statements

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$8,110,389	$9,648,008
Restricted cash	339,377	40,205
Other receivables	115,552	2,000,357
Prepaid expenses and deposits	99,979	148,275
Assets held for sale	207,566	251,269
Other current assets	440,000	—

Total current assets	9,312,863	12,088,114
Property and equipment, net	1,197,437	1,245,025
Other assets	161,102	105,805

Total assets	$10,671,402	$13,438,944

Liabilities
Current liabilities:
Accounts payable	$597,169	$699,858
Accrued liabilities	1,937,866	1,194,998
Current portion of deferred revenue	615,384	615,384
Current portion of loans	1,200,000	1,200,000

Total current liabilities	4,350,419	3,710,240

Deferred revenue	923,078	1,076,924
Loans payable	1,500,000	1,800,000

Total liabilities	6,773,497	6,587,164

Stockholders’ Equity
Common stock
Authorized 255,000,000 shares, par value $0.001 Issued and outstanding 13,673,160 shares as of March 31, 2013 and December 31, 2012	13,673	13,673
Warrants	1,083,193	1,083,193
Additional paid-in capital	118,513,671	118,509,395
Accumulated other comprehensive loss	(1,133,266)	(1,133,266)
Deficit accumulated during the development stage	(114,579,366)	(111,621,215)

Total Stockholders’ Equity	3,897,905	6,851,780

Total Liabilities and Stockholders’ Equity	$10,671,402	$13,438,944

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Statement of Loss and Comprehensive Loss

(Unaudited)

	Three months ended		November 18, 1999
	March 31		(inception) to
	2013	2012	March 31, 2013
Expenses
Research and development	$1,651,409	$920,475	$82,069,074
Leukemia & Lymphoma Society funding	(153,846)	(135,000)	(5,610,268)
Research collaboration income	—	—	(2,240,720)
General and administrative	1,348,999	778,350	38,549,719
Loss on disposal of property and equipment	13,727	13,872	785,813
Amortization and depreciation	47,588	85,965	4,721,818

Operating loss	(2,907,877)	(1,663,662)	(118,275,436)

Other income (expenses)
Foreign exchange (loss) gain	(3,049)	83	540,199
Interest and miscellaneous income	429	879	2,762,398
Gain on settlement in exchange of preferred stock	—	—	1,562,689
Interest expense	(47,654)	(366,917)	(5,936,946)

Loss before income taxes	(2,958,151)	(2,029,617)	(119,347,096)

Income tax benefit	—	—	6,243,583

Net loss incurred in the development stage	(2,958,151)	(2,029,617)	(113,103,513)
Other comprehensive loss attributable to foreign exchange translation	—	—	(1,133,266)

Comprehensive loss	(2,958,151)	(2,029,617)	(114,236,779)
Accretion on preferred stock	—	—	(1,475,853)

Total comprehensive loss attributable to common stockholders	$(2,958,151)	$(2,029,617)	$(115,712,632)

Net loss incurred in the development stage	(2,958,151)	(2,029,617)	(113,103,513)
Accretion on preferred stock	—	—	(1,475,853)

Net loss attributable to common stockholders	$(2,958,151)	$(2,029,617)	$(114,579,366)

Net loss per share
Basic and diluted	$(0.22)	$(0.18)

Weighted average of common shares outstanding
Basic and diluted	13,673,160	11,230,667

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Statements of Stockholders’ Equity

From November 18, 1999 (inception) to March 31, 2013

(Unaudited)

					WARRANTS AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	STOCKHOLDERS’ EQUITY

	COMMON STOCK		RESTRICTED STOCK
	NUMBER	AMOUNT	NUMBER	AMOUNT
Issued on incorporation	25,802	$26	—	$—	$—	$3,230	$—	$—	$3,256
Issued for technology	1,602	2	—	—	—	200	—	—	202
Issued for cash, net of stock issuance costs	8,479	8	—	—	—	402,689	—	—	402,697
Foreign currency translation adjustment	—	—	—	—	—	—	(1,987)	—	(1,987)
Net loss	—	—	—	—	—	—	—	(200,050)	(200,050)

Balance at December 31, 2000	35,883	36	—	—	—	406,119	(1,987)	(200,050)	204,118
Issued for cash on exercise of stock options	55	—	—	—	—	3,722	—	—	3,722
Issued for cash, net of stock issuance costs	7,467	7	—	—	—	1,084,817	—	—	1,084,824
Foreign currency translation adjustment	—	—	—	—	—	—	(20,689)	—	(20,689)
Net loss	—	—	—	—	—	—	—	(773,668)	(773,668)

Balance at December 31, 2001	43,405	43	—	—	—	1,494,658	(22,676)	(973,718)	498,307
Issued for cash, net of stock issuance costs	1,118	1	—	—	—	137,735	—	—	137,736
Foreign currency translation adjustment	—	—	—	—	—	—	13,861	—	13,861
Net loss	—	—	—	—	—	—	—	(1,497,719)	(1,497,719)

Balance at December 31, 2002	44,523	44	—	—	—	1,632,393	(8,815)	(2,471,437)	(847,815)
Issued for cash - exercise of stock options	3,522	4	—	—	—	8,513	—	—	8,517
Foreign currency translation adjustment	—	—	—	—	—	—	(484,668)	—	(484,668)
Net loss	—	—	—	—	—	—	—	(3,506,027)	(3,506,027)

Balance at December 31, 2003	48,045	48	—	—	—	1,640,906	(493,483)	(5,977,464)	(4,829,993)
Issued for cash - exercise of stock options	6,410	6	—	—	—	15,464	—	—	15,470
Foreign currency translation adjustment	—	—	—	—	—	—	(811,423)	—	(811,423)
Net loss	—	—	—	—	—	—	—	(5,445,046)	(5,445,046)

Balance at December 31, 2004	54,455	54	—	—	—	1,656,370	(1,304,906)	(11,422,510)	(11,070,992)
Warrants issued on conversion of bridge loan	—	—	—	—	425,000	—	—	—	425,000
Issued on reorganization	844,173	844	—	—	—	9,495,846	—	—	9,496,690
Issued on conversion of debt	246,864	247	—	—	—	2,776,897	—	—	2,777,144
Issued for cash, net of stock issue costs	3,308,789	3,309	—	—	—	36,462,039	—	—	36,465,348
Issued for cash on exercise of stock options	12,054	12	—	—	—	33,134	—	—	33,146
Issued for cash on exercise of warrants	108	—	—	—	—	1,220	—	—	1,220
Foreign currency translation adjustment	—	—	—	—	—	—	171,640	—	171,640
Net loss	—	—	—	—	—	—	—	(8,913,249)	(8,913,249)

Balance at December 31, 2005	4,466,443	4,466	—	—	425,000	50,425,506	(1,133,266)	(20,335,759)	29,385,947
Issued for cash on exercise of stock options	1,705	2	—	—	—	4,675	—	—	4,677
Stock based compensation	—	—	—	—	—	201,989	—	—	201,989
Net loss for the period	—	—	—	—	—	—	—	(14,588,786)	(14,588,786)

Balance at December 31, 2006	4,468,148	4,468	—	—	425,000	50,632,170	(1,133,266)	(34,924,545)	15,003,827
Issued for cash on exercise of stock options	13,748	14	—	—	—	31,189	—	—	31,203
Stock based compensation	—	—	—	—	—	243,340	—	—	243,340
Issued for cash, net of costs	888,914	889	—	—	—	9,976,668	—	—	9,977,557
Net loss for the period	—	—	—	—	—	—	—	(16,761,805)	(16,761,805)

Balance at December 31, 2007	5,370,810	5,371	—	—	425,000	60,883,367	(1,133,266)	(51,686,350)	8,494,122
Issued for cash on exercise of stock options	1,159	2	—	—	—	2,660	—	—	2,662
Stock based compensation	—	—	—	—	—	186,578	—	—	186,578
Issued for cash	1,334	1	—	—	—	4,498	—	—	4,499
Issued for cash, restricted stock	—	—	4,000	4	—	13,497	—	—	13,501
Issued for cash, net of stock issue costs	2,014,365	2,014	—	—	—	22,564,279	—	—	22,566,293
Net loss for the period	—	—	—	—	—	—	—	(14,028,617)	(14,028,617)

Balance at December 31, 2008	7,387,668	7,388	4,000	4	425,000	83,654,879	(1,133,266)	(65,714,967)	17,239,038
Issued for cash on exercise of stock options	1,432	1	—	—	—	3,472	—	—	3,473
Stock based compensation	—	—	—	—	—	200,522	—	—	200,522
Restricted stock transferred to common stock	1,333	1	(1,333)	(1)	—	—	—	—	—
Warrants issued on signing of loan agreement	—	—	—	—	9,333	—	—	—	9,333
Net loss for the period	—	—	—	—	—	—	—	(10,022,979)	(10,022,979)

Balance at December 31, 2009	7,390,433	7,390	2,667	3	434,333	83,858,873	(1,133,266)	(75,737,946)	7,429,387
Issued for cash on exercise of stock options	423	—	—	—	—	1,435	—	—	1,435
Stock based compensation	—	—	—	—	—	169,424	—	—	169,424
Restricted stock transferred to common stock	1,334	1	(1,334)	(2)	—	—	—	—	(1)
Warrants expired April 30, 2010	—	—	—	—	(425,000)	425,000	—	—	—
Issued for cash, net of stock issue costs	2,877,777	2,878	—	—	—	14,824,734	—	—	14,827,612
Net loss for the period	—	—	—	—	—	—	—	(10,814,788)	(10,814,788)

Balance at December 31, 2010	10,269,967	10,269	1,333	1	9,333	99,279,466	(1,133,266)	(86,552,734)	11,613,069
Stock based compensation	—	—	—	—	—	114,089	—	—	114,089
Issued for cash, net of stock issue costs	959,261	960	—	—	—	4,991,901	—	—	4,992,861
Restricted stock transferred to common stock	1,333	1	(1,333)	(1)	—	—	—	—	—
Net loss for the period	—	—	—	—	—	—	—	(14,159,754)	(14,159,754)

Balance at December 31, 2011	11,230,561	11,230	—	—	9,333	104,385,456	(1,133,266)	(100,712,488)	2,560,265
Issued for cash on exercise of stock options	107	—	—	—	—	240	—	—	240
Stock based compensation	—	—	—	—	—	3,210	—	—	3,210
Issued for cash, net of stock issuance cost	1,202,276	1,203	—	—	—	5,924,062	—	—	5,925,265
Investor note converted to common stock	1,240,216	1,240	—	—	—	6,840,904	—	—	6,842,144
Conversion of warrant liability and issuance of warrants	—	—	—	—	1,073,860	—	—	—	1,073,860
Beneficial conversion option	—	—	—	—	—	1,355,523	—	—	1,355,523
Net loss for the period	—	—	—	—	—	—	—	(10,908,727)	(10,908,727)

Balance at December 31, 2012	13,673,160	13,673	—	—	1,083,193	118,509,395	(1,133,266)	(111,621,215)	6,851,780
Stock based compensation	—	—	—	—	—	4,276	—	—	4,276
Net loss for the period	—	—	—	—	—	—	—	(2,958,151)	(2,958,151)

Balance at March 31, 2013	13,673,160	$13,673	—	$—	$1,083,193	$118,513,671	$(1,133,266)	$(114,579,366)	$3,897,905

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended		November 18, 1999
	March 31		(inception) to
	2013	2012	March 31, 2013
Operating activities
Net loss	$(2,958,151)	$(2,029,617)	$(114,579,366)
Adjustments to reconcile net loss to net cash used in operating activities			—
Amortization and depreciation	47,588	85,965	4,721,818
Accretion on preferred stock	—	—	1,475,853
Non-cash stock-based compensation expense	4,276	802	1,123,428
Gain on settlement of preferred stock	—	—	(1,562,689)
Loss on disposal of property and equipment	13,727	13,872	785,813
Non-cash financing costs	7,733	366,917	4,704,159
Changes in operating assets and liabilities
Other receivables	1,884,109	953,258	(116,248)
Prepaid expenses and deposits	47,997	(45,740)	(100,278)
Other current assets	(440,000)	—	(440,000)
Restricted cash	(300,001)	—	(300,001)
Other assets	(63,109)	—	(168,914)
Accounts payable	(101,786)	(312,858)	598,075
Accrued liabilities	747,494	30,292	1,951,424
Deferred revenue	(153,846)	—	1,538,462

Cash used in operating activities	(1,263,969)	(937,109)	(100,368,464)

Investing activities
Purchase of property and equipment	—	(14,955)	(7,337,998)
Proceeds on disposals of property and equipment	29,976	5,014	425,364

Cash provided by (used in) investing activities	29,976	(9,941)	(6,912,634)

Financing activities
Proceeds from issuance of common stock and on options exercised	—	240	8,515,281
Proceeds from issuance of warrants and warrant derivatives	—	—	500
Proceeds from issuance of preferred stock	—	—	102,157,702
Payment of share issuance costs	—	—	(1,891,734)
Proceeds from loans payable	—	77,116	17,898,295
Repayments of capital lease obligation	—	—	(163,242)
Repayments of loans payable	(300,000)	—	(10,035,054)

Cash (used in) provided by financing activities	(300,000)	77,356	116,481,748

Effect of foreign exchange rate changes	(3,626)	(1,576)	(1,090,261)

Net change in cash	(1,537,619)	(871,270)	8,110,389
Cash and cash equivalents, beginning of period	9,648,008	3,226,778	—

Cash and cash equivalents, end of period	$8,110,389	$2,355,508	$8,110,389

Supplemental disclosure of cash flow information
Interest paid	38,164	—	1,081,980
Income taxes paid	—	—	172,451
Property and equipment purchased under capital lease	—	—	449,744
Common stock issued on conversion of debt	—	—	6,842,144
Preferred stock issued on conversion of debt	—	—	5,337,417
Capital expenditure incurred but not paid	—	—	—

See accompanying notes to consolidated financial statements

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Nature of Business and Liquidity

Celator Pharmaceuticals, Inc. (“Celator” or the “Company”) is a development stage company focused on new therapeutic products for cancer treatment using proprietary technology that recognizes and controls the delivery of efficacious fixed ratios of drug combinations to tumor sites.

The Company has incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2013, the Company had an accumulated deficit of $114,579,366. The Company expects operating losses and negative cash flows to continue for the foreseeable future until such time, if ever, that it can generate significant revenues from its product candidates currently in development. In April 2013, the Company raised $29.6 million of net proceeds from a private placement (See Note 11).

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes included in Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted.

In the opinion of management of the Company, the interim consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial position, operating results and cash flows of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Basis of consolidation: The consolidated financial statements include the accounts of Celator and its wholly-owned subsidiaries, Celator Pharmaceuticals Corp. (“CPC”) and Celator UK Ltd. All intercompany transactions have been eliminated.

Use of estimates: The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from those estimates. Significant areas requiring management estimates in the preparation of these consolidated financial statements include, among other things, assessment of other receivables, accrued liabilities, impairment and amortization of property and equipment, valuation allowance for deferred income taxes, valuation of stock-based compensation and contingencies.

New Accounting Pronouncement: In March 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on foreign currency matters in order to clarify the guidance for the release of cumulative translation adjustment. The guidance is effective for interim and annual periods beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

3.	Fair Value Measurements

Financial instruments of the Company consist of cash deposits, money market investments, other receivables, accounts payable, certain accrued liabilities and debt. The carrying value of these financial instruments generally approximates fair value due to their short-term nature.

FASB Accounting Standards Codification Topic 820, Fair Value Measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820-10 establishes three levels of inputs that may be used to measure fair value:

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

ASC 820 requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value.

The Company recognizes transfers between input levels as of the actual date of event. There were no transfers between levels and the following table provides the assets carried at fair value:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2013
Assets:
Money Market Fund	$7,213,484	$7,213,484	$—	$—

December 31, 2012
Assets:
Money Market Fund	$9,107,500	$9,107,500	$—	$—

4.	Other Receivables

Other receivables as of March 31, 2013 and December 31, 2012, consist of the following:

	March 31, 2013	December 31, 2012
Receivables related to the sale of New Jersey net operating losses	$—	$1,363,559
Receivables related to value added tax recovery	95,910	95,910
Receivables related to the Leukemia & Lymphoma Society funding	—	500,000
Other receivables	19,642	40,888

	$115,552	$2,000,357

5.	Other Current Assets

Other current assets as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012
Clinical trial materials	$440,000	$—

6.	Property and Equipment

Property and equipment as of March 31, 2013 and December 31, 2012 including assets held under capital lease, consists of the following:

	March 31, 2013	December 31, 2012
Computer and equipment	$103,858	$103,858
Furniture and office equipment	145,499	145,499
Laboratory equipment	1,779,188	1,779,188
Capital lease equipment	155,520	155,520
Leaseholds	73,060	73,060

	2,257,125	2,257,125
Less: Accumulated depreciation	(1,059,688)	(1,012,100)

	$1,197,437	$1,245,025

During the three months ended March 31, 2013 and March 31, 2012, depreciation and amortization expense was $47,588 and $85,965 respectively.

In February 2012, the Company closed a laboratory in Canada and consigned certain property and equipment for sale with net book value of $507,622. At March 31, 2013 and December 31, 2012, the net book values of the remaining consigned equipment were $207,566 and $251,269, respectively, and consisted solely of scientific equipment which is presented as assets held for sale on the consolidated balance sheet.

During three months ended March 31, 2013 assets held for sale with a net book value of $43,703 were sold for proceeds of $29,976 resulting in a loss on disposal of $13,727.

7.	Accrued Liabilities

Accrued liabilities as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Accrued bonuses	$477,350	$458,177
Accrued salaries and vacation	446,221	198,817
Accrued professional fees	120,819	265,802
Accrued clinical trial expenses	395,017	188,057
Accrued drug manufacturing expenses	467,283	—
Accrued trade payables other	31,176	84,145

	$1,937,866	$1,194,998

8.	Stock Based Compensation

There were no options issued during the three months ended March 31, 2013.

The stock-based compensation expense for the three months ended March 31, 2013 and March 2012 was $4,276 and $802, respectively.

The Company amortizes the grant-date fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. At March 31, 2013, the total compensation cost related to non-vested awards not yet recognized and weighted average period over which it will be recognized was $2,518 and 1.0 years, respectively.

9.	Geographic Segment Information

The Company operates in the United States and Canada. The Company’s CPX-351 clinical trial materials are manufactured by a third party using the Company’s equipment located in Germany. Geographic net loss information is based on the location whereby the expenses were incurred. The geographic information about total assets is based on the physical location of the assets.

	Total Assets
	March 31, 2013	December 31, 2012
United States	$8,854,343	$11,578,590
Canada	710,802	717,250
Germany	1,106,257	1,143,104

Total Assets	$10,671,402	$13,438,944

	Net Loss
	Three months ended
	March 31
	2013	2012
United States	$(2,023,838)	$(1,390,375)
Canada	(934,313)	(639,242)

Total Net Loss	$(2,958,151)	$(2,029,617)

10.	Commitments and Contingencies

In February 2013, the Company renewed its office lease agreements for office space in Vancouver, British Columbia, effective April 1, 2013 which expires in June 2016. The Company’s lease commitment is $226,000.

In March 2013, the Company entered into an office lease agreement for office space in Ewing, New Jersey which is expected to commence in June 2013 with a term of sixty months. The Company’s lease commitment is $643,000.

Under the Ewing, New Jersey lease agreement, the Company will be obligated to maintain a letter of credit from a bank with respect to its security deposit obligations in the amount of $250,000 during the first year of the Agreement, which amount will be reduced by $50,000 per year on each of December 1, 2014, 2015 and 2016 and by $75,000 on December 1, 2017, which amounts are subject to adjustment to lower amounts upon completion of a qualified financing. As discussed in Note 11, the Company completed a private placement in April 2013 which qualifies as a qualified financing. The security deposit obligation will be reduced to $200,000 during the first year of Agreement, which amount will be reduced by $40,000 per year on each of December 1, 2014, 2015, and 2016 and by $60,000 on December 1, 2017.

The Company has a worldwide exclusive license agreement with Princeton University dated June 2007 that provides the Company with exclusive rights to some aspects of its nanoparticle polymer technology arising from research sponsored by the Company at Princeton University between 2003 and 2007. These inventions are generally characterized as particulate constructs for release of active agents for medical application. Of the products currently in Celator’s pipeline, only the hydrophobic docetaxel prodrug nanoparticle (HDPN) formulation is subject to this agreement. The Company is obligated to pay a royalty on net sales to Princeton University of a low single-digit percentage if any invention is sold by the Company or a company to which the product covered by the invention was licensed by the Company, which was generated under the exclusive licensing agreement. No royalty or other product/sub-license-related payments have been made to date. The Company is obligated to provide Princeton University a percentage within the range of 45% to 55% of proceeds obtained from a sub-license of the intellectual property to a third party in cases where the Company has not conducted any research or development activities and is solely licensing out the original intellectual property jointly developed by the Company and Princeton University. The Company may terminate the agreement at any time by giving 90 days written notice to Princeton University. Princeton may terminate the agreement if the Company should breach or fail to perform under the agreement, with written notice of default provided by Princeton University to the Company and only if the Company fails to cure the default within 60 days. The Company is obligated under the agreement to provide an annual progress report to Princeton University on any developments of the licensed technology as well as prosecution of the patents covering the technology and the use of commercially reasonable efforts to develop licensed products.

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

11.	April 2013 Private Placement

On April 29, 2013, the Company entered into a securities purchase agreement and subscription agreements with certain accredited investors for the issuance and sale in a private placement of 10,430,034 shares of common stock, which the Company sold at a price of $3.116 per share for aggregate gross proceeds of $32.5 million. Warrants to purchase 0.28 shares of common stock at $3.58 per share were issued for each share of common stock purchased. An additional 1,923,599 shares of common stock and corresponding warrants were issued at the final closing to certain existing stockholders of the Company who participated in earlier closings of this financing. Estimated net proceeds totaling $29.6 million have been raised in this financing and will support the late-stage clinical development of the Company’s lead investigational product, CPX-351 (cytarabine:daunorubicin) Liposome Injection.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are based on management’s current expectations and are subject to risks and uncertainties which may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as “anticipates,” “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results, product development, product approvals, product potential and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

Overview

Celator, headquartered in Princeton, New Jersey, is a biopharmaceutical company developing therapies to treat cancer. Celator is currently focused on a clinical stage product, CPX-351 for the treatment of secondary acute myeloid leukemia (AML). Celator also has operations in Vancouver, British Columbia, Canada which are managed in the wholly-owned subsidiary, Celator Pharmaceuticals Corp. Celator has 17 full-time employees, of whom seven hold Ph.D.’s or M.D.’s in their respective areas of expertise.

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

Since the founding of Celator, $82.1 million has been invested in research and development with funds being used with the Company’s proprietary technologies, including CombiPlex, creating a pipeline of drugs and managing the clinical studies. Celator’s commercial success depends upon its ability, and the ability of any of its future collaborators, to develop, manufacture, market, and sell the product candidates. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which Celator is developing products. There is no guarantee that Celator will be able to market or sell any of its products.

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

Study 204 was intended to be a direct test of whether delivery of a fixed, synergistic ratio of two drugs (i.e., CPX-351) provided increased clinical efficacy over conventional administration of the same agents (i.e., 7+3 regimen). In the overall population, patients treated with CPX-351 achieved relative improvements over the control arm. The first patient was enrolled in November 2008, and this study has been completed, and no further costs are expected to be incurred. In secondary AML patients, the leukemia clearance rate increased 41.3% relative to the 7+3 control arm (81.8% vs. 57.9%), the response rate increased by 82% (57.5% vs. 31.6%), the 60-day mortality was decreased approximately 5-fold (6.1% vs. 31.6%), the 1-year survival rate increased approximately 4-fold (42.4% vs. 10.5%) and the median overall survival time increased approximately 2-fold (12.1 months vs. 6.1 months).

Study 205 was a randomized Phase 2 clinical study designed to be a direct test of whether CPX-351 provides increased clinical efficacy over salvage therapies in first relapse AML patients age 18-65. In the overall population, patients treated with CPX-351 achieved relative improvements over the control arm. The first patient was enrolled in March 2009, and this study has been completed, and no further costs are expected to be incurred. For patients in the unfavorable risk category (68% of the overall population), CPX-351 outperformed the control arm of salvage treatment with a 59.7% relative increase in leukemia clearance (66.1% vs. 41.4%), a 42.4% relative increase in response rate (39.3% vs. 27.6%), a decrease in 60-day mortality (16.1% vs. 24.1%), a 57.1% relative increase in median OS (6.6 months vs. 4.2 months) and an approximately 3-fold higher 1-year survival rate (30.4% vs. 10.3%).

Study 301 has been undertaken to confirm the Study 204 clinical observations where CPX-351 provided the largest efficacy improvements in secondary AML patients and to provide the necessary data for product registration. Study 301 is in the early stages, with the first patient enrolled in December 2012. There will be significant costs associated with this study, including site enrollment, grants, patient monitoring, database maintenance, statistical monitoring, data analysis, salaries and insurance. The projected cost for this study is $35.0 million, and primary efficacy endpoint is anticipated in 2016. The timeline and costs for this study have been based on Celator’s experience with Study 204; Celator has targeted sites in the U.S. and Canada. If this study is prolonged due to an insufficient number of study sites, a lack of patient enrollment or some other unforeseen circumstance, the costs will increase.

Total patient enrollment is expected to be completed by year-end 2014, with initial data available by the second quarter of 2015. The final overall survival endpoint is expected to be available in the first quarter of 2016, with the New Drug Application (NDA) anticipated to be filed in the third quarter of 2016.

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

In June 2012, Celator entered into an agreement with LLS pursuant to which the Leukemia and Lymphoma Society (LLS) is providing $5.0 million in funding from the LLS Therapy Acceleration Program (“TAP”) program for the Phase 3 study of CPX-351. The agreement provided for LLS to make an upfront payment of $2.0 million to Celator, which was received in July 2012, and further payments totaling an additional $3.0 million on the achievement of clinical milestones; however, the amount may be refundable by the Company in the event of a material breach by the Company under the agreement. The $2.0 million upfront payment has been recorded as deferred revenue and will be recognized over the estimated performance period of the research and development services to be provided under the agreement. As of December 31, 2012, $1.7 million was deferred. In November 2012, a milestone payment of $500,000 was recognized for the first IRB approval and a further milestone payment of $500,000 was earned for the first patient enrolled, which occurred in December 2012. In consideration of LLS’s funding, and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, the Company must pay LLS a multiple on the LLS funding. (LLS funding is the $5 million in support of the Phase 3 study in addition to the approximately $4.1 million the Company received in support of the Phase 2 study during 2010 and 2011). Subject to exclusions under the agreement, the Company is obligated to pay LLS an amount equal to 50% of the cash payments the Company receives from outlicenses and transfers of rights to the product or other liquidity event, as defined in the agreement, until LLS has received an amount equal to 1.5 times the amount of funding the Company receives from LLS. The total amount payable by the Company to LLS will not exceed 3.55 times the amount of funding received from LLS, with the specific amount depending on when the payment(s) occur relative to the timing of the research program and product commercialization. The payments may take the form of cash payments or royalties (not to exceed 5% of net sales) but will not exceed the maximum amount referred to in the preceding sentence.

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

Recent Developments

New lease agreements

In February 2013, the Company renewed its office lease agreements for office space in Vancouver, British Columbia, effective April 1, 2013 which expires in June 2016. The Company’s lease commitment is $226,000.

In March 2013, the Company entered into an office lease agreement for office space in Ewing, New Jersey which is expected to commence in June 2013 with a term of sixty months, estimated to be May 31, 2018. The Company’s lease commitment is $643,000.

April 2013 Private Placement

On April 29, 2013, the Company entered into a securities purchase agreement and subscription agreements with certain accredited investors for the issuance and sale in a private placement of 10,430,034 shares of common stock, which the Company sold at a price of $3.116 per share for aggregate gross proceeds of $32.5 million. Warrants to purchase 0.28 shares of common stock at $3.58 per share were issued for each share of common stock purchased. An additional 1,923,599 shares of common stock and corresponding warrants were issued at the final closing to certain existing stockholders of the Company who participated in earlier closings of this financing. Estimated net proceeds totaling $29.6 million have been raised in this financing and will support the late-stage clinical development of the Company’s lead investigational product, CPX-351 (cytarabine:daunorubicin) Liposome Injection. The funding is expected to fully fund the Company’s currently enrolling Phase 3 clinical study as first-line therapy in 60-75 years of age patients with secondary AML.

The Company offered and sold these securities pursuant to Section 4(2) of the Securities Act and Regulation D under the Securities Act solely to persons who qualified as accredited investors, as that term is defined in Rule 501(a) of Regulation D, and pursuant to Regulation S under the Securities Act solely to persons who reside outside of the U.S.

Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Expenses

Research and Development: Research and development for three months ended March 31, 2013 have increased due to the CPX-351 Phase 3 clinical trial which began recruiting patients in the fourth quarter of 2012. Celator charges research and development costs to operations as incurred.

Celator’s research and development expenses were $1,651,000 for the three months ended March 31, 2013 compared to $920,000 for the three months ended March 31, 2012 reflecting an increase of $731,000. The increase was primarily attributable to $503,000 due to increased clinical trial and regulatory activities during the quarter and $174,000 for severance related to staff reductions.

Leukemia & Lymphoma Society Funding: The LLS funding for the three months ended March 2013 was $154,000 compared to $135,000 for the three months ended March 31, 2012. Amounts recognized during the quarter ended March 31, 2013, represent amortization of a $2,000,000 upfront payment received during 2012 which was deferred and is being recognized over the estimated performance period of the research and development services to be provided under the agreement.

General and Administrative: General and administrative expenses consist of salaries and related benefits, lease expense of the facilities, professional fees relating to legal, accounting, and tax services and other administrative costs.

General and administrative expenses were $1,349,000 for the three months ended March 31, 2013 compared to $778,000 for the three months ended March 31, 2012, reflecting an increase of $571,000. The increase was primarily attributable to $257,000 for severances related to finance staff reductions in Vancouver, British Columbia, Canada, $222,000 for increased professional services fees related to the Company becoming a public reporting entity, $127,000 for the new finance staff in Princeton, New Jersey, which were primarily related to legal fees for consulting on corporate and public company matters, and $55,000 for increased directors and officers liability insurance.

Loss on Disposal of Property and Equipment: The Company recorded a loss on disposal of property and equipment of $13,000 for each of the three month periods ended March 31, 2013 and 2012, respectively.

Amortization and Depreciation: Amortization and depreciation expense was $48,000 for the three months ended March 31, 2013 and $86,000 for the three months ended March 31, 2012. The decrease in expense was due to certain property and equipment consigned and classified as assets held for sale in February 2012 which were no longer depreciated in 2012.

Other Income and Expenses

Interest Expense: Interest expense was $48,000 and $367,000 for the three months ended March 31, 2013 and March 31, 2012 respectively. Interest expense for the three months ended March 31, 2013 relates to interest on a bank loan. The interest expense during the three months ended March 31, 2012 was non-cash related to the Company’s previously outstanding Convertible Notes. In February 2012 an investor purchased $77,000 in Convertible Notes and was entitled to a four time repayment of principal in the amount of $308,000 which was a non-cash financing cost for the three months ended March 31, 2012.

Liquidity and Capital Resources

To date, the Company has funded its operations primarily through private placements of preferred stock and common stock, convertible debt and debt financings. As of March 31, 2013, the Company had received net proceeds of approximately $110.7 million from the sale of equity securities, approximately $7.5 million from the issuance of convertible promissory notes, and approximately $10.4 million from bank debt. As of March 31, 2013, the Company had cash and cash equivalents of approximately $8.1 million. In April 2013, the Company raised $29.6 million of net proceeds from a private placement (See Note 11 to the Consolidated Financial Statements).

The Company’s principal liquidity requirements are primarily to meet its working capital needs, support ongoing business activities, clinical trial costs and capital expenditures.

Cash Flows

In April 2013, the Company raised $29.6 million of net proceeds from a private placement and this funding is expected to fully fund the Company’s Currently enrolling Phase 3 clinical study as first-line therapy in patients 60-75 years of age with secondary AML. The Company’s future capital requirements will depend on many factors, including those factors described in Item 1A. “Risk Factors” of the 2012 Form 10-K annual report as well as the Company’s ability to execute on its business and strategic plans as currently conceived.

Net cash used in operating activities was $1,264,000 and $937,000 for the three months ended March 31, 2013 and 2012 respectively. The three months ended March 31, 2013 amount reflected the Company’s net loss of $2,958,000, offset by $73,000 in net non-cash charges including non-cash interest expense of $8,000 related to the deferred financing costs amortization for bank loan, amortization and depreciation of $48,000 loss on disposal of property and equipment of $14,000 and stock-based compensation expense of $4,000. In addition, the Company generated $1,620,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the three months ended March 31, 2013. The changes in operating assets and liabilities were decreases in other receivables of $1,884,000, prepaid expenses and deposits $48,000, and increases in accrued expenses of $747,000. Offsetting these changes were decreases in accounts payable of $102,000, deferred revenue of $154,000 and increases in restricted cash of $300,000, other current assets of $440,000 and other assets of $63,000.

Cash provided by investing activities was $30,000 for the three months ended March 31, 2013 for disposals of property and equipment. Cash used in financing activities was $300,000 for the three months ended March 31, 2013 for repayment of the bank loan.

Cash used in investing activities for the three months ended March 31, 2012 was $10,000, principally reflecting $15,000 of property and equipment expenditures, and $5,000 of proceeds from sale property and equipment. Cash provided by financing activities for the three months ended March 31, 2012 was $77,000. The cash inflow was from the proceeds on issuance of debt.

Critical Accounting Policies

The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended December 31, 2012 included in Celator Pharmaceuticals Inc.’s Form 10-K filed. There have been no significant changes in the Company’s critical accounting policies since December 31, 2012.

New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on foreign currency matters in order to clarify the guidance for the release of cumulative translation adjustment. The guidance is effective for interim and annual periods beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company had outstanding total debt at March 31, 2013 of $2.7 million. The debt bears interest at a variable annual rate equal to the greater of: (i) 1.5% above the Prime Rate then in effect; or (ii) 5.5%, and interest only was payable for the first six months until December 15, 2012 after which combined monthly payments of principal and interest are due for a 30-month period.

Item 4.	Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting for the period covered by this Form 10–Q. Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, the Company’s disclosure controls and procedures are effective. In recording, processing, summarizing and reporting, on a timely basis, information the Company is required to disclose in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company’s disclosure controls and procedures are also effective to ensure that information the Company discloses in the reports the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

There are no material pending legal proceedings.

Item 1A.	Risk Factors

The risk factors set forth in Item 1A of the Company’s Form 10-K annual report for the year ended December 31, 2012 are incorporated by reference in to this Item 1 of Part II of this Form 10-Q report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the three months ended March 31, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Recent Developments.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

3.1	Third Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 registration statement filed on November 13, 2012.)

3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)

4.1	Form of Warrant. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K current report filed on May 3, 2013.)

10.1	Office Lease between the Company and Princeton South Investors, LLC dated March 1, 2013.

10.2	Securities Purchase Agreement among the Company and the purchasers listed therein. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed on May 3, 2013.)

10.3	Registrants Rights Agreement among the Company and the investors listed therein. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on May 3, 2013.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.1	The following financial statements from Celator Pharmaceuticals Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31 2013 and December 31, 2012, (ii) the Statement of Loss and Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) Statements of Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELATOR PHARMACEUTICALS, INC.

Signature	Title	Date

/s/ Scott T. Jackson Scott T. Jackson	Chief Executive Officer and a Director (principal executive officer)	May 15, 2013

/s/ Fred M. Powell Fred M. Powell	Vice President and Chief Financial Officer (principal financial and accounting officer)	May 15, 2013

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 registration statement filed on November 13, 2012.)

3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)

4.1	Form of Warrant. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K current report filed on May 3, 2013.)

10.1	Office Lease between the Company and Princeton South Investors, LLC dated March 1, 2013.

10.2	Securities Purchase Agreement among the Company and the purchasers listed therein. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed on May 3, 2013.)

10.3	Registrants Rights Agreement among the Company and the investors listed therein. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on May 3, 2013.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.1	The following financial statements from Celator Pharmaceuticals Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31 2013 and December 31, 2012, (ii) the Statement of Loss and Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) Statements of Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.