Form 10-Q
period 2013-06-30
Celator Pharmaceuticals Inc
filed 2013-08-14
CIK 1327467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-54852

CELATOR PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2680869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 PrincetonSouth Corporate Center Suite 180 Ewing, New Jersey	08628
(Address of principal executive offices)	(Zip Code)

(609)-243-0123

(Registrant’s telephone number, including area code)

303 B College Road East, Princeton, New Jersey 08540

(Former name or former address, if changed since last report)

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 12, 2013 was 26,026,793.

CELATOR PHARMACEUTICALS, INC.

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3
	Consolidated Balance Sheets as June 30, 2013 and December 31, 2012	3
	Consolidated Statements of Loss and Comprehensive Loss for the three and six months ended June 30, 2013 and June 30, 2012 and for the period November 18, 1999 (inception) to June 30, 2013	4
	Consolidated Statements of Stockholders’ Equity for the period November 18, 1999 (inception) to June 30, 2013	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012 and for the period from November 18, 1999 (inception) to June 30, 2013	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6.	Exhibits	21
Signature		22
Certifications		24

Part I. Financial Information

Item 1. Financial Statements

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$31,079,873	$9,648,008
Restricted cash	288,052	40,205
Other receivables	6,432	2,000,357
Prepaid expenses and deposits	289,031	148,275
Assets held for sale	76,501	251,269
Other current assets	358,359	—

Total current assets	32,098,248	12,088,114
Property and equipment, net	1,197,607	1,245,025
Other assets	30,588	105,805

Total assets	$33,326,443	$13,438,944

Liabilities
Current liabilities:
Accounts payable	$665,170	$699,858
Accrued liabilities	1,151,440	1,194,998
Current portion of deferred revenue	542,986	615,384
Current portion of loans	—	1,200,000

Total current liabilities	2,359,596	3,710,240

Deferred revenue	859,729	1,076,924
Loans payable	—	1,800,000

Total liabilities	3,219,325	6,587,164

Stockholders’ equity
Common stock
Authorized 255,000,000 shares, par value $0.001
Issued and outstanding 26,026,793 shares as of June 30, 2013 and 13,673,160 shares as of December 31, 2012	26,027	13,673
Warrants	1,083,193	1,083,193
Additional paid-in capital	155,477,304	118,509,395
Accumulated other comprehensive loss	(1,133,266)	(1,133,266)
Deficit accumulated during the development stage	(125,346,140)	(111,621,215)

Total stockholders’ equity	30,107,118	6,851,780

Total liabilities and stockholders’ equity	$33,326,443	$13,438,944

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Statement of Loss and Comprehensive Loss

(Unaudited)

	Three months ended		Six months		November, 1999
	June 30		June 30		(inception) to
	2013	2012	2013	2012	June 30, 2013
Expenses
Research and development	$2,018,566	$862,372	3,669,975	$1,782,847	$84,087,640
Leukemia & Lymphoma Society funding	(135,747)	—	(289,593)	(135,000)	(5,746,015)
Research collaboration income	—	(19,440)	—	(19,440)	(2,240,720)
General and administrative	1,138,649	1,120,819	2,487,648	1,899,169	39,688,368
Loss on disposal of property and equipment	124,965	5,627	138,692	19,499	910,778
Amortization and depreciation	49,464	85,714	97,052	171,679	4,771,282

Operating loss	(3,195,897)	(2,055,092)	(6,103,774)	(3,718,754)	(121,471,333)

Other income (expenses)
Foreign exchange (loss) gain	(1,435)	(7,733)	(4,484)	(7,650)	538,764
Interest and miscellaneous income	3,037	980	3,466	1,859	2,765,435
Gain on settlement in exchange of preferred stock	—	—	—	—	1,562,689
Non-cash derivative instrument charge	(747,311)	—	(7,473,108)	—	(7,473,108)
Interest expense	(99,371)	(60,419)	(147,025)	(427,336)	(6,036,317)

Loss before income taxes	(4,040,977)	(2,122,264)	(13,724,925)	(4,151,881)	(130,113,870)

Income tax benefit	—	—	—	—	6,243,583

Net loss incurred in the development stage	(4,040,977)	(2,122,264)	(13,724,925)	(4,151,881)	(123,870,287)
Other comprehensive loss attributable to foreign exchange translation	—	—	—	—	(1,133,266)

Comprehensive loss	(4,040,977)	(2,122,264)	(13,724,925)	(4,151,881)	(125,003,553)
Accretion on preferred stock	—	—	—	—	(1,475,853)

Total comprehensive loss attributable to common stockholders	(4,040,977)	(2,122,264)	(13,724,925)	(4,151,881)	(126,479,406)

Net loss incurred in the development stage	(4,040,977)	(2,122,264)	(13,724,925)	(4,151,881)	(123,870,287)
Accretion on preferred stock	—	—	—	—	(1,475,853)

Net loss attributable to common stockholders	$(4,040,977)	$(2,122,264)	$(13,724,925)	$(4,151,881)	$(125,346,140)

Net loss per share
Basic and diluted	$(0.18)	$(0.19)	$(0.77)	$(0.37)

Weighted average of common shares outstanding
Basic and diluted	22,089,921	11,230,668	17,904,791	11,230,667

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Statements of Stockholders’ Equity

From November 18, 1999 (inception) to June 30, 2013

(Unaudited)

	COMMON STOCK		RESTRICTED STOCK		WARRANTS	ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	DEFICIT ACCUMULATED DURING THE DEVELOPMENT	STOCKHOLDERS’
	NUMBER	AMOUNT	NUMBER	AMOUNT	AMOUNT	CAPITAL	LOSS	STAGE	EQUITY

Issued on incorporation	25,802	$26	—	$—	$—	$3,230	$—	$—	$3,256
Issued for technology	1,602	2	—	—	—	200	—	—	202
Issued for cash, net of stock issuance costs	8,479	8	—	—	—	402,689	—	—	402,697
Foreign currency translation adjustment	—	—	—	—	—	—	(1,987)	—	(1,987)
Net loss	—	—	—	—	—	—	—	(200,050)	(200,050)

Balance at December 31, 2000	35,883	36	—	—	—	406,119	(1,987)	(200,050)	204,118
Issued for cash on exercise of stock options	55	—	—	—	—	3,722	—	—	3,722
Issued for cash, net of stock issuance costs	7,467	7	—	—	—	1,084,817	—	—	1,084,824
Foreign currency translation adjustment	—	—	—	—	—	—	(20,689)	—	(20,689)
Net loss	—	—	—	—	—	—	—	(773,668)	(773,668)

Balance at December 31, 2001	43,405	43	—	—	—	1,494,658	(22,676)	(973,718)	498,307
Issued for cash, net of stock issuance costs	1,118	1	—	—	—	137,735	—	—	137,736
Foreign currency translation adjustment	—	—	—	—	—	—	13,861	—	13,861
Net loss	—	—	—	—	—	—	—	(1,497,719)	(1,497,719)

Balance at December 31, 2002	44,523	44	—	—	—	1,632,393	(8,815)	(2,471,437)	(847,815)
Issued for cash - exercise of stock options	3,522	4	—	—	—	8,513	—	—	8,517
Foreign currency translation adjustment	—	—	—	—	—	—	(484,668)	—	(484,668)
Net loss	—	—	—	—	—	—	—	(3,506,027)	(3,506,027)

Balance at December 31, 2003	48,045	48	—	—	—	1,640,906	(493,483)	(5,977,464)	(4,829,993)
Issued for cash - exercise of stock options	6,410	6	—	—	—	15,464	—	—	15,470
Foreign currency translation adjustment	—	—	—	—	—	—	(811,423)	—	(811,423)
Net loss	—	—	—	—	—	—	—	(5,445,046)	(5,445,046)

Balance at December 31, 2004	54,455	54	—	—	—	1,656,370	(1,304,906)	(11,422,510)	(11,070,992)
Warrants issued on conversion of bridge loan	—	—	—	—	425,000	—	—	—	425,000
Issued on reorganization	844,173	844	—	—	—	9,495,846	—	—	9,496,690
Issued on conversion of debt	246,864	247	—	—	—	2,776,897	—	—	2,777,144
Issued for cash, net of stock issue costs	3,308,789	3,309	—	—	—	36,462,039	—	—	36,465,348
Issued for cash on exercise of stock options	12,054	12	—	—	—	33,134	—	—	33,146
Issued for cash on exercise of warrants	108	—	—	—	—	1,220	—	—	1,220
Foreign currency translation adjustment	—	—	—	—	—	—	171,640	—	171,640
Net loss	—	—	—	—	—	—	—	(8,913,249)	(8,913,249)

Balance at December 31, 2005	4,466,443	4,466	—	—	425,000	50,425,506	(1,133,266)	(20,335,759)	29,385,947
Issued for cash on exercise of stock options	1,705	2	—	—	—	4,675	—	—	4,677
Stock based compensation	—	—	—	—	—	201,989	—	—	201,989
Net loss for the period	—	—	—	—	—	—	—	(14,588,786)	(14,588,786)

Balance at December 31, 2006	4,468,148	4,468	—	—	425,000	50,632,170	(1,133,266)	(34,924,545)	15,003,827
Issued for cash on exercise of stock options	13,748	14	—	—	—	31,189	—	—	31,203
Stock based compensation	—	—	—	—	—	243,340	—	—	243,340
Issued for cash, net of costs	888,914	889	—	—	—	9,976,668	—	—	9,977,557
Net loss for the period	—	—	—	—	—	—	—	(16,761,805)	(16,761,805)

Balance at December 31, 2007	5,370,810	5,371	—	—	425,000	60,883,367	(1,133,266)	(51,686,350)	8,494,122
Issued for cash on exercise of stock options	1,159	2	—	—	—	2,660	—	—	2,662
Stock based compensation	—	—	—	—	—	186,578	—	—	186,578
Issued for cash	1,334	1	—	—	—	4,498	—	—	4,499
Issued for cash, restricted stock	—	—	4,000	4	—	13,497	—	—	13,501
Issued for cash, net of stock issue costs	2,014,365	2,014	—	—	—	22,564,279	—	—	22,566,293
Net loss for the period	—	—	—	—	—	—	—	(14,028,617)	(14,028,617)

Balance at December 31, 2008	7,387,668	7,388	4,000	4	425,000	83,654,879	(1,133,266)	(65,714,967)	17,239,038
Issued for cash on exercise of stock options	1,432	1	—	—	—	3,472	—	—	3,473
Stock based compensation	—	—	—	—	—	200,522	—	—	200,522
Restricted stock transferred to common stock	1,333	1	(1,333)	(1)	—	—	—	—	—
Warrants issued on signing of loan agreement	—	—	—	—	9,333	—	—	—	9,333
Net loss for the period	—	—	—	—	—	—	—	(10,022,979)	(10,022,979)

Balance at December 31, 2009	7,390,433	7,390	2,667	3	434,333	83,858,873	(1,133,266)	(75,737,946)	7,429,387
Issued for cash on exercise of stock options	423	—	—	—	—	1,435	—	—	1,435
Stock based compensation	—	—	—	—	—	169,424	—	—	169,424
Restricted stock transferred to common stock	1,334	1	(1,334)	(2)	—	—	—	—	(1)
Warrants expired April 30, 2010	—	—	—	—	(425,000)	425,000	—	—	—
Issued for cash, net of stock issue costs	2,877,777	2,878	—	—	—	14,824,734	—	—	14,827,612
Net loss for the period	—	—	—	—	—	—	—	(10,814,788)	(10,814,788)

Balance at December 31, 2010	10,269,967	10,269	1,333	1	9,333	99,279,466	(1,133,266)	(86,552,734)	11,613,069
Stock based compensation	—	—	—	—	—	114,089	—	—	114,089
Issued for cash, net of stock issue costs	959,261	960	—	—	—	4,991,901	—	—	4,992,861
Restricted stock transferred to common stock	1,333	1	(1,333)	(1)	—	—	—	—	—
Net loss for the period	—	—	—	—	—	—	—	(14,159,754)	(14,159,754)

Balance at December 31, 2011	11,230,561	11,230	—	—	9,333	104,385,456	(1,133,266)	(100,712,488)	2,560,265
Issued for cash on exercise of stock options	107	—	—	—	—	240	—	—	240
Stock based compensation	—	—	—	—	—	3,210	—	—	3,210
Issued for cash, net of stock issuance cost	1,202,276	1,203	—	—	—	5,924,062	—	—	5,925,265
Investor note converted to common stock	1,240,216	1,240	—	—	—	6,840,904	—	—	6,842,144
Conversion of warrant liability and issuance of warrants	—	—	—	—	1,073,860	—	—	—	1,073,860
Beneficial conversion option	—	—	—	—	—	1,355,523	—	—	1,355,523
Net loss for the period	—	—	—	—	—	—	—	(10,908,727)	(10,908,727)

Balance at December 31, 2012	13,673,160	13,673	—	—	1,083,193	118,509,395	(1,133,266)	(111,621,215)	6,851,780
Stock based compensation	—	—	—	—	—	86,780	—	—	86,780
Issued for cash, net of stock issuance cost	12,353,633	12,354	—	—	—	29,408,021	—	—	29,420,375
Derivative liability reclassification (see Note 8)	—	—	—	—	—	7,473,108	—	—	7,473,108
Net loss for the period	—	—	—	—	—	—	—	(13,724,925)	(13,724,925)

Balance at June 30, 2013	26,026,793	$26,027	—	$—	$1,083,193	$155,477,304	$(1,133,266)	$(125,346,140)	$30,107,118

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended		November, 1999
	June 30,		(inception) to
	2013	2012	June 30, 2013
Operating activities
Net loss	$(13,724,925)	$(4,151,881)	$(125,346,140)
Adjustments to reconcile net loss to net cash used in operating activities			—
Amortization and depreciation	97,052	171,679	4,771,282
Accretion on preferred stock	—	—	1,475,853
Non-cash stock-based compensation expense	86,780	1,605	1,205,932
Gain on settlement of preferred stock	—	—	(1,562,689)
Loss on disposal of property and equipment	138,692	19,498	910,778
Non-cash derivative instrument charge	7,473,108	—	7,473,108
Non-cash financing costs	74,752	426,279	4,771,178
Changes in operating assets and liabilities
Other receivables	1,993,925	1,081,616	(6,432)
Prepaid expenses and deposits	(140,756)	(186,408)	(289,031)
Restricted cash	(250,022)	—	(250,022)
Other current assets	(358,359)	—	(358,359)
Other assets	—	(39,444)	(105,805)
Accounts payable	(49,184)	115,285	650,677
Accrued liabilities	(42,816)	285	1,161,114
Deferred revenue	(289,593)	—	1,402,715

Cash used in operating activities	(4,991,346)	(2,561,486)	(104,095,841)

Investing activities
Purchase of property and equipment	(35,544)	(17,912)	(7,373,542)
Proceeds on disposals of property and equipment	36,673	5,014	432,061

Cash provided by (used in) investing activities	1,129	(12,898)	(6,941,481)

Financing activities
Proceeds from issuance of common stock and on options exercised	32,499,986	240	41,015,267
Proceeds from issuance of warrants and warrant derivatives	—	—	500
Proceeds from issuance of preferred stock	—	—	102,157,702
Payment of share issuance costs	(3,079,611)	—	(4,971,345)
Proceeds from loans payable	—	1,077,116	17,898,295
Repayments of capital lease obligation	—	—	(163,242)
Repayments of loans payable	(3,000,000)	—	(12,735,054)

Cash provided by financing activities	26,420,375	1,077,356	143,202,123

Effect of foreign exchange rate changes	1,707	59	(1,084,928)

Net change in cash	21,431,865	(1,496,969)	31,079,873
Cash and cash equivalents, beginning of period	9,648,008	3,226,778	—

Cash and cash equivalents, end of period	$31,079,873	$1,729,809	$31,079,873

Supplemental disclosure of cash flow information
Interest paid	79,388	—	1,123,204
Income taxes paid	—	—	172,451
Property and equipment purchased under capital lease	—	—	449,744
Common stock issued on conversion of debt	—	—	6,842,144
Preferred stock issued on conversion of debt	—	—	5,337,417
Capital expenditure incurred but not paid	14,687	—

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

The Company has incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2013, the Company had an accumulated deficit of $125.3 million. The Company expects operating losses and negative cash flows to continue for the foreseeable future until such time, if ever, that it can generate significant revenues from its product candidates currently in development. At June 30, 2013, the Company had cash and cash equivalents of $31.1 million. Management believes that the cash and cash equivalents at June 30, 2013 will be sufficient to meet estimated working capital requirements and fund planned operations into the second half of 2015.

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

Use of estimates : The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from those estimates. Significant areas requiring management estimates in the preparation of these consolidated financial statements include, among other things, assessment of other receivables, accrued liabilities, impairment and amortization of property and equipment, valuation allowance for deferred income taxes, valuation of stock-based compensation and contingencies.

New Accounting Pronouncement : In March 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on foreign currency matters in order to clarify the guidance for the release of cumulative translation adjustment. The guidance is effective for interim and annual periods beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

3.	Restatement of Prior Period Financial Statements

In connection with the Company’s review of the accounting with respect to the completion of the April 2013 Private Placement (see Note 9), management determined that the obligation to issue additional shares of common stock and warrants to certain existing stockholders who participated in early closings of this financing existed as of March 31, 2013. This contractual obligation represented a derivative liability that should have been recorded at its estimated fair value of $6,725,797 as of March 31, 2013. Management assessed the materiality of this error for the three months ended March 31, 2013 in accordance with the guidance in SAB 99 (SAB Topic 1.M) Materiality, and determined that the error was material to the three months ended March 31, 2013 financial statements. The Company will restate its previously filed interim financial statements for the first quarter of 2013. This restatement will have the effect of increasing the net loss for the 2013 first quarter by $6,725,797.

The adjustment made in the restatement is non-cash in nature and will have no material impact on the Company’s cash flows and cash position.

The following tables summarize the effect of the restatement for first quarter of 2013:

Consolidated Statement of Loss and Comprehensive Loss

	As Reported Three months ended March 31, 2013	Mistatement Adjustment	As Restated Three months ended March 31, 2013
Expenses
Research and development	$1,651,409		$1,651,409
Leukemia & Lymphoma Society funding	(153,846)		(153,846)
General and administrative	1,348,999		1,348,999
Loss on disposal of property and equipment	13,727		13,727
Amortization and depreciation	47,588		47,588

Operating loss	(2,907,877)		(2,907,877)
Other income (expenses)
Other items	(3,049)		(3,049)
Interest and miscallenous income	429		429
Non-cash derivative instrument charge	—	(6,725,797)	(6,725,797)
Interest expense	(47,654)		(47,654)

Loss before income taxes	(2,958,151)	(6,725,797)	(9,683,948)
Income tax benefit	—		—

Net loss incurred in the development stage	(2,958,151)	(6,725,797)	(9,683,948)

Net loss per share
Basic and diluted	$(0.22)	$(0.49)	$(0.71)

Weighted average of common shares outstanding
Basic and diluted	13,673,160	13,673,160	13,673,160

Balance Sheet

	As Reported March 31, 2013	Mistatement Adjustment	As Restated March 31, 2013
Liabilities
Current liabilities:
Accounts payable	$597,169	$—	$597,169
Accrued liabilities	1,937,866	—	1,937,866
Derivative liability	—	6,725,797	6,725,797
Current portion of deferred revenue	615,384	—	615,384
Current portion of loans	1,200,000	—	1,200,000

Total current liabilities	4,350,419	6,725,797	11,076,216
			—
Deferred revenue	923,078	—	923,078
Loans payable	1,500,000	—	1,500,000

Total liabilities	6,773,497	6,725,797	13,499,294

Stockholders’ equity (deficit)
Common stock
Authorized 255,000,000 shares, par value $0.001 Issued and outstanding 13,673,160 shares as of March 31, 2013	13,673	—	13,673
Warrants	1,083,193	—	1,083,193
Additional paid-in capital	118,513,671	—	118,513,671
Accumulated other comprehensive loss	(1,133,266)	—	(1,133,266)
Deficit accumulated during the development stage	(114,579,366)	(6,725,797)	(121,305,163)

Total stockholders’ equity (deficit)	3,897,905	(6,725,797)	(2,827,892)

Total liabilities and stockholders’ equity	$10,671,402	$—	$10,671,402

4.	Fair Value Measurements

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

The Company recognizes transfers between input levels as of the actual date of event. There were no transfers between levels and the following table provides the assets carried at fair value:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
Assets:
Certificates of Deposit	$10,000,000	$10,000,000
Money Market Fund	19,780,526	19,780,526

Total	$29,780,526	$29,780,526	$—	$—

December 31, 2012
Assets:
Money Market Fund	$9,107,500	$9,107,500	$—	$—

5.	Other Receivables

Other receivables as of June 30, 2013 and December 31, 2012, consist of the following:

	June 30, 2013	December 31, 2012

Receivables related to the sale of New Jersey net operating losses	$—	$1,363,559
Receivables related to value added tax recovery	—	95,910
Receivables related to the Leukemia & Lymphoma Society funding	—	500,000
Other receivables	6,432	40,888

	$6,432	$2,000,357

6.	Other Current Assets

Other current assets as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012

Clinical trial materials	$358,359	$—

7.	Property and Equipment

Property and equipment as of June 30, 2013 and December 31, 2012 including assets held under capital lease, consists of the following:

	June 30, 2013	December 31, 2012

Computer and equipment	$103,711	$103,858
Furniture and office equipment	97,067	145,499
Laboratory equipment	1,788,768	1,779,188
Capital lease equipment	155,520	155,520
Leaseholds	29,731	73,060

	2,174,797	2,257,125
Less: Accumulated depreciation	(977,190)	(1,012,100)

	$1,197,607	$1,245,025

	Three months ended		Six months ended
	June 30		June 30
	2013	2012	2013	2012

Depreciation and amortization	$49,464	$85,714	$97,052	$171,679

In February 2012, the Company closed a laboratory in Canada and consigned certain property and equipment for sale with net book value of $507,622. At June 30, 2013 and December 31, 2012, the net book values of the remaining consigned equipment were $76,501 and $251,269, respectively, and consisted solely of scientific equipment which is presented as assets held for sale on the consolidated balance sheet.

During six months ended June 30, 2013 assets held for sale with a net book value of $174,768 were sold for proceeds of $36,673 resulting in a loss on disposal of $138,095.

In June 2013, the Company relocated to its new corporate offices in Ewing, New Jersey and wrote off assets with a net book value of $597.

8.	Accrued Liabilities

Accrued liabilities as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Accrued bonuses	$281,859	$458,177
Accrued salaries and vacation	295,646	198,817
Accrued professional fees	46,015	265,802
Accrued clinical trial expenses	502,244	188,057
Accrued trade payables other	25,676	84,145

	$1,151,440	$1,194,998

9.	Stockholders’ Equity

April 2013 Private Placement

On April 29, 2013, the Company entered into a securities purchase agreement and subscription agreements with certain accredited investors for the issuance and sale in the final round of a private placement of 10,430,034 shares of common stock, which the Company sold at a price of $3.116 per share for aggregate gross proceeds of $32,499,986. Warrants to purchase 0.28 shares of common stock at $3.58 per share were issued for each share of common stock purchased. The net proceeds totaled $29,420,375 for this financing.

In connection with this final closing of the financing, 1,923,599 shares of common stock and 161,327 warrants to purchase shares of common stock at $5.21 and 1,056,898 warrants to purchase shares of common stock at $3.58 per share were issued to certain existing stockholders of the Company who participated in earlier closings of this financing. The fair value of these common shares and warrants was recognized as a derivative liability with a corresponding charge to the statement of loss. Upon the closing of the April 2013 Private Placement, the derivative liability was reclassified into stockholders’ equity as the obligation to issue additional securities no longer exists.

Warrants

The following table summarizes the warrants outstanding to purchase common stock as of June 30, 2013:

Issue date	Number of warrants	Exercise price	Term

March 2009	12,445	$11.25	7 years
December 2011	123,585	5.21	7 years
February 2012	3,700	5.21	6 years
June 2012	17,267	5.21	7 years
August 2012	112,536	5.21	7 years
April 2013	161,327	5.21	7 years
April 2013	3,977,290	3.58	7 years

	4,408,150

10.	Stock Based Compensation

The following table provides a summary of option activity during the six months ended June 30, 2013:

	Number of options	Exercise price

December 31, 2012	806,788	$2.52
Granted	1,527,150	3.12
Cancelled	(63,412)	2.53

June 30, 2013	2,270,526	$2.92

Exercisable at June 30, 2013	739,985	$2.52

The following table provides information regarding stock options activity during the periods:

	Three months ended		Six months ended
	June 30		June 30
	2013	2012	2013	2012

Stock compensation expense recognized	$82,502	$—	$86,780	$—
Weighted average grant-date fair value of stock options issued (per share)	$2.14	$—	$2.14	$—
Grant-date fair value of stock options issued	$3,268,101	$—	$3,268,101	$—

Volatility	118.2%	—	118.2%	—
Risk-free interest rate	1.9%	—	1.9%	—
Dividend yield	0%	—	0%	—
Expected life in years	6.2	—	6.2	—

The grant-date fair value of stock options is estimated using the Black Scholes option pricing model. The Company determined the options’ life based on the simplified method and determined the options’ expected volatility based on peer group volatility and dividend yield based on the historical dividend payments. The risk free interest rate is based on the yield of an applicable term Treasury instrument.

The Company amortizes the grant-date fair value of stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. At June 30, 2013, the total compensation cost related to non-vested awards not yet recognized and weighted average period over which it will be recognized was $3,199,426 and 3.8 years, respectively.

11.	Geographic Segment Information

The Company operates in the United States and Canada. The Company’s CPX-351 clinical trial materials are manufactured by a third party using the Company’s equipment located in Germany. Geographic net loss information is based on the location whereby the expenses were incurred. The geographic information about total assets is based on the physical location of the assets.

	Total Assets
	June 30, 2013	December 31, 2012

United States	$31,783,980	$11,578,590
Canada	436,206	717,250
Germany	1,106,257	1,143,104

Total Assets	$33,326,443	$13,438,944

	Net Loss
	Three months ended		Six months
	June 30		June 30
	2013	2012	2013	2012

United States	(3,624,723)	(1,572,240)	(12,374,358)	(2,962,615)
Canada	(416,254)	(550,024)	(1,350,567)	(1,189,266)

Total Net Loss	$(4,040,977)	$(2,122,264)	$(13,724,925)	$(4,151,881)

12.	Commitments and Contingencies

In February 2013, the Company renewed its office lease agreements for office space in Vancouver, British Columbia, effective April 1, 2013 which expires in June 2016. The Company’s lease commitment is $226,000.

In March 2013, the Company entered into an office lease agreement for office space in Ewing, New Jersey, which commenced in July 2013 with a term of sixty months. The Company’s lease commitment is $643,000.

Under the Ewing, New Jersey lease agreement, the Company will be obligated to maintain a letter of credit from a bank with respect to its security deposit obligations in the amount of $200,000 during the first year of the Agreement, which amount will be reduced by $40,000 per year on each of December 1, 2014, 2015, and 2016 and by $60,000 on December 1, 2017.

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

In consideration of funding by the Leukemia & Lymphoma Society ® (“LLS”) and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, the Company may be required to pay LLS a multiple on the LLS funding, (LLS funding is the $5 million in support of the Phase 3 study in addition to the approximately $4.1 million the Company received in support of the Phase 2 study.) Subject to exclusions under the agreement, the Company is obligated to pay LLS an amount equal to 50% of the cash payments the Company receives from out-licenses and transfers of rights to the product or other liquidity event, as defined in the agreement, until LLS has received an amount equal to 1.5 times the amount of funding the Company receives from LLS. The total amount payable by the Company to LLS will not exceed 3.55 times the amount of funding received from LLS, with the specific amount depending on when the payment(s) occur relative to the timing of the research program and product commercialization. The payments may take the form of cash payments or royalties (not to exceed 5% of net sales) but will not exceed the maximum amount referred to in the preceding sentence.

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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the SEC, especially on Forms 10-K, 10-Q and 8-K. In Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

Overview

Celator, headquartered in Ewing, New Jersey, is a biopharmaceutical company developing therapies to treat cancer. Celator is currently focused on a clinical stage product, CPX-351 for the treatment of secondary acute myeloid leukemia (AML). Celator also has operations in Vancouver, British Columbia, Canada which are managed in the wholly-owned subsidiary, Celator Pharmaceuticals Corp. Celator has 19 full-time employees, of whom seven hold Ph.D.’s or M.D.’s in their respective areas of expertise.

CombiPlex®, Celator’s drug ratio technology, is a distinct nano-scale drug delivery technology platform based on liposomes and nanoparticles. Celator’s lead product, CPX-351 for the treatment of AML, has completed two randomized, controlled Phase 2 studies in over 250 patients with AML and has commenced a Phase 3 study in 300 patients with secondary AML in the fourth quarter of 2012. Celator’s pipeline includes CPX-1 for colorectal cancer and CPX-571 and CPX-8, both preclinical stage product candidates.

Celator was founded in 1999 by a team led by Dr. Lawrence Mayer (currently Celator’s President and Head of Research) and Dr. Marcel Bally from the British Columbia Cancer Agency. Celator’s strategy evolved into developing drug combination products based on CombiPlex, Celator’s proprietary drug ratio technology platform.

Since the founding of Celator, $84.1 million has been invested in research and development with funds being used with the Company’s proprietary technologies, including CombiPlex, creating a pipeline of drugs and managing the clinical studies. Celator’s commercial success depends upon its ability, and the ability of any of its future collaborators, to develop, manufacture, market, and sell the product candidates. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which Celator is developing products. There is no guarantee that Celator will be able to market or sell any of its products.

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

Study 204 was intended to be a direct test of whether delivery of a fixed, synergistic ratio of two drugs (i.e., CPX-351) provided increased clinical efficacy over conventional administration of the same agents (i.e., 7+3 regimen). In the overall population, patients treated with CPX-351 achieved relative improvements over the control arm. The first patient was enrolled in November 2008, and this study has been completed, and no further costs are expected to be incurred. In secondary AML patients, the response rate increased by 82% (57.5% vs. 31.6%), the 60-day mortality decreased approximately 81% (6.1% vs. 31.6%), the median event free survival increased approximately 3.5 fold (4.5 months vs. 1.3 months) and the median overall survival time increased approximately 2-fold (12.1 months vs. 6.1 months).

Study 205 was a randomized Phase 2 clinical study designed to be a direct test of whether CPX-351 provides increased clinical efficacy over salvage therapies in first relapse AML patients age 18-65. In the overall population, patients treated with CPX-351 achieved relative improvements over the control arm. The first patient was enrolled in March 2009, and this study has been completed, and no further costs are expected to be incurred. For patients in the unfavorable risk category (68% of the overall population), CPX-351 outperformed the control arm of salvage treatment with a 42.4% relative increase in response rate (39.3% vs. 27.6%), a 33.2% decrease in 60-day mortality (16.1% vs. 24.1%), a 57.1% relative increase in median overall survival (6.6 months vs. 4.2 months) and an approximately 3-fold higher 1-year survival rate (28.6% vs. 10.3%).

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

In connection with Celator’s strategy to ensure sufficient funding to finance the Phase 3 study of CPX-351 and because the product manufacturing is now being performed at a third party location, in September 2011 Celator closed the laboratory portion of its facility in Princeton. All the scientific equipment in Princeton was sold and six employees were terminated. The Princeton facility retained the office space it had occupied prior to the lab being closed, and continued to lease the office space on a month-to-month basis in order to manage operations including the clinical trials until June 2013, when the headquarters office relocated to Ewing, New Jersey.

During the period from October to December 2011, Celator also closed the laboratory portion of its facility in Vancouver and sold a portion of the scientific equipment at that site and nine employees were terminated. The Vancouver facility retained the office space it had occupied prior to the lab being closed, and leased this space on a month-to-month basis until March 1, 2012 when operations were moved to a smaller office. In February 2012, a portion of the Vancouver laboratory equipment was placed on consignment in California to be sold either through auction or on-line sales.

In June 2012, Celator entered into an agreement with LLS pursuant to which the Leukemia and Lymphoma Society (LLS) is providing $5.0 million in funding from the LLS Therapy Acceleration Program (“TAP”) program for the Phase 3 study of CPX-351. The agreement provided for LLS to make an upfront payment of $2.0 million to Celator, which was received in July 2012, and further payments totaling an additional $3.0 million on the achievement of clinical milestones; however, the amount may be refundable by the Company in the event of a material breach by the Company under the agreement. The $2.0 million upfront payment has been recorded as deferred revenue and will be recognized over the estimated performance period of the research and development services to be provided under the agreement. As of June 30, 2013, $1.4 million was deferred. In November 2012, a milestone payment of

$500,000 was recognized for the first Institutional Review Board approval and a further milestone payment of $500,000 was earned for the first patient enrolled, which occurred in December 2012. In consideration of LLS’s funding, and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, the Company must pay LLS a multiple on the LLS funding. (LLS funding is the $5 million in support of the Phase 3 study in addition to the approximately $4.1 million the Company received in support of the Phase 2 study during 2010 and 2011). Subject to exclusions under the agreement, the Company is obligated to pay LLS an amount equal to 50% of the cash payments the Company receives from out-licenses and transfers of rights to the product or other liquidity event, as defined in the agreement, until LLS has received an amount equal to 1.5 times the amount of funding the Company receives from LLS. The total amount payable by the Company to LLS will not exceed 3.55 times the amount of funding received from LLS, with the specific amount depending on when the payment(s) occur relative to the timing of the research program and product commercialization. The payments may take the form of cash payments or royalties (not to exceed 5% of net sales) but will not exceed the maximum amount referred to in the preceding sentence.

In June 2012, Celator entered into a Loan and Security Agreement with a bank (the “Bank Loan”). The terms of the Bank Loan allowed for Celator to draw up to $3.0 million until December 15, 2012. In June 2012, Celator borrowed an initial $1.0 million. In August 2012, the Company drew the remaining $2.0 million. The Bank Loan bears interest at a rate of 5.5%, and interest only is payable for the first six months until December 15, 2012 after which combined monthly payments of principal and interest are due for a 30-month period. During the six months ended June 30, 2013, Celator repaid the remaining outstanding principal balance of $3.0 million.

On April 29, 2013, the Company entered into a securities purchase agreement and subscription agreements with certain accredited investors for the issuance and sale in the final round of a private placement of 10,430,034 shares of common stock, which the Company sold at a price of $3.116 per share for aggregate gross proceeds of $32.5 million. Warrants to purchase 0.28 shares of common stock at $3.58 per share were issued for each share of common stock purchased. An additional 1,923,599 shares of common stock and 1,218,225 warrants to purchase shares of common stock were issued at the final closing to certain existing stockholders of the Company who participated in earlier closings of this financing. The net proceeds totaled $29.4 million for this financing and will support the late-stage clinical development of the Company’s lead investigational product, CPX-351 (cytarabine:daunorubicin) Liposome Injection.

The Company offered and sold these securities pursuant to Section 4(2) of the Securities Act and Regulation D under the Securities Act solely to persons who qualified as accredited investors, as that term is defined in Rule 501(a) of Regulation D, and pursuant to Regulation S under the Securities Act solely to persons who reside outside of the U.S.

Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Expenses

Research and Development: Research and development for three months ended June 30, 2013 increased due to the CPX-351 Phase 3 clinical trial which began recruiting patients in the fourth quarter of 2012. Celator charges research and development costs to operations as incurred.

Celator’s research and development expenses were $2,019,000 for the three months ended June 30, 2013 compared to $862,000 for the three months ended June 30, 2012 reflecting an increase of $1,157,000. The increase was primarily attributable to $912,000 due to increased clinical trial and regulatory activities during the quarter, $117,000 due to compensation increase in clinical trials and regulatory departments, and $80,000 due to increase in drug storage and shipping costs to sites. The above increases were offset by a reduction in clinical trial materials manufacturing costs of $23,000.

Leukemia & Lymphoma Society Funding: The LLS funding for the three months ended June 2013 was $136,000. There was no LLS funding for the three months ended June 30, 2012. Amounts recognized during the quarter ended June 30, 2013 represent amortization of a $2,000,000 upfront payment received during 2012 which was deferred and is being recognized over the estimated performance period of the research and development services to be provided under the agreement.

General and Administrative: General and administrative expenses consist of salaries and related benefits, lease expense of the facilities, professional fees relating to legal, accounting, and tax services and other administrative costs.

General and administrative expenses were $1,139,000 for the three months ended June 30, 2013 compared to $1,121,000 for the three months ended June 30, 2012, reflecting an increase of $18,000. The increase was primarily attributable to $222,000 for increased professional services fees related to the Company becoming a public reporting entity, $21,000 for increased directors and officers’ liability insurance, $41,000 related to the board of directors fees. The above increases were offset by $380,000 of due diligence related costs incurred during the three months ended June 30, 2012.

Loss on Disposal of Property and Equipment: The Company recorded a loss on disposal of property and equipment of $125,000 for the three months ended June 30, 2013 as compared to $6,000 for the three months ended June 30, 2012. The loss in 2013 arose from the sale of assets that were classified as held for sale at the beginning the year.

Amortization and Depreciation: Amortization and depreciation expense was $49,000 for the three months ended June 30, 2013 and $86,000 for the three months ended June 30, 2012. The decrease in expense was due to certain property and equipment consigned and classified as assets held for sale in 2012 which were no longer depreciated in 2013.

Other Income and Expenses

Non-cash derivative instrument charge: Non-cash derivative instrument charge was $747,311 for the three months ended June 30, 2013. The charge resulted from the obligation to issue additional shares of common stock and warrants by Celator, at the April 29, 2013 closing, to certain existing stockholders who participated in early closings of this financing.

Interest Expense: Interest expense was $99,000 and $60,000 for the three months ended June 30, 2013 and June 30, 2012 respectively. Interest expense of $32,000 for the three months ended June 30, 2013 related to interest on a bank loan and $67,000 interest expense related to non-cash financing costs. The interest expense during the three months ended June 30, 2012 was non-cash related to the Company’s previously outstanding Convertible Notes.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Expenses

Research and Development: Research and development for six months ended June 30, 2013 increased due to the CPX-351 Phase 3 clinical trial which began recruiting patients in the fourth quarter of 2012. Celator charges research and development costs to operations as incurred.

Celator’s research and development expenses were $3,670,000 for the six months ended June 30, 2013 compared to $1,783,000 for the six months ended June 30, 2012 reflecting an increase of $1,887,000. The increase was primarily attributable to $1,278,000 due to increased clinical trial and regulatory activities during the quarter, $94,000 for travel costs associated with clinical trials, $226,000 due to compensation increase in clinical trials and regulatory departments, $174,000 for severance related to staff reductions, $105,000 due to increase in drug storage and shipping costs to sites and $40,000 due to increase in clinical trial material costs.

Leukemia & Lymphoma Society Funding: The LLS funding for the six months ended June 30, 2013 was $290,000 compared to $135,000 for the six months ended June 30, 2012. Amounts recognized during the six months ended June 30, 2013 represent amortization of a $2,000,000 upfront payment received during 2012, which was deferred and is being recognized over the estimated performance period of the research and development services to be provided under the agreement.

General and Administrative: General and administrative expenses consist of salaries and related benefits, lease expense of the facilities, professional fees relating to legal, accounting, and tax services and other administrative costs.

General and administrative expenses were $2,488,000 for the six months ended June 30, 2013 compared to $1,899,000 for the six months ended June 30, 2012, reflecting an increase of $589,000. The increase was primarily attributable to $338,000 for severances related to finance staff reductions in Vancouver, British Columbia, Canada and new finance staff in New Jersey, $441,000 for increased professional services fees related to the Company becoming a public reporting entity, and $71,000 for increased directors and officers liability insurance. The above increases were offset by $380,000 of due diligence related costs incurred during the six months ended June 30, 2012.

Loss on Disposal of Property and Equipment: The Company recorded a loss on disposal of property and equipment of $139,000 for six months ended June 30, 2013 as compared to $19,000 for the six months ended June 30, 2012.

Amortization and Depreciation: Amortization and depreciation expense was $97,000 for the six months ended June 30, 2013 and $172,000 for the six months ended June 30, 2012. The decrease in expense was due to certain property and equipment consigned and classified as assets held for sale in February 2012 which were no longer depreciated in 2013.

Other Income and Expenses

Non-cash derivative instrument charge: Non-cash derivative instrument charge was $7,473,000 for the six months ended June 30, 2013. The charge resulted from the obligation to issue additional shares of common stock and warrants by Celator, at the April 29, 2013 closing, to certain existing stockholders who participated in early closings of this financing.

Interest Expense: Interest expense was $147,000 and $427,000 for the six months ended June 30, 2013 and June 30, 2012 respectively. Interest expense of $72,000 for the six months ended June 30, 2013 related to interest on a bank loan and $75,000 related to non-cash financing costs. The interest expense during the six months ended June 30, 2012 was non-cash related to the Company’s previously outstanding Convertible Notes. In February 2012 an investor purchased $77,000 in Convertible Notes and was entitled to a four time repayment of principal in the amount of $308,000 which was a non-cash financing cost for the six months ended June 30, 2012.

Liquidity and Capital Resources

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. To date, the Company has funded its operations primarily through private placements of preferred stock and common stock, convertible debt and debt financings. However, we may pursue additional financing options, including entering into agreements with collaborative partners in order to provide milestone payments, license fees and equity investments. As of June 30, 2013, the Company had received net proceeds of approximately $140.1 million from the sale of equity securities, approximately $7.5 million from the issuance of convertible promissory notes, and approximately $10.4 million from bank debt. As of June 30, 2013, the Company had cash and cash equivalents of approximately $31.1 million. In April 2013, the Company raised $29.4 million of net proceeds from the final round of a private placement (See Note 8 to the Consolidated Financial Statements). We expect to continue to incur losses as we fund our research and development activities and commercial launch activities, and we do not expect material revenues for at least the next few years.

Even though we believe we currently have sufficient funds to meet our financial needs into the second half of 2015, our business strategy in the future may require us, or we may otherwise determine, to raise additional capital through licensing, debt or equity sales, other means or any combination of these options. The Company’s future capital requirements will depend on many factors, including those factors described in Item 1A. “Risk Factors” of the 2012 Form 10-K annual report as well as the Company’s ability to execute on its business and strategic plans as currently conceived.

Cash Flows

Net cash used in operating activities was $4,991,000 for the six months ended June 30, 2013. The six months ended June 30, 2013 amount reflected the Company’s net loss of $13,725,000, offset by $7,870,000 in net non-cash charges including non-cash charge relating to a derivative instrument of $7,473,000, non-cash interest expense of $75,000 related to the deferred financing costs amortization for bank loan, amortization and depreciation $97,000, loss on disposal of property and equipment of $139,000 and stock-based compensation expense of $87,000. In addition, the Company generated $863,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the six months ended June 30, 2013. The changes in operating assets and liabilities were decreases in other receivables of $1,994,000, offset by increases in prepaid expenses and deposits $141,000, restricted cash of $250,000, and other current assets of $358,000 and decreases in accrued expenses of $43,000, accounts payable of $49,000, deferred revenue of $290,000. Net cash used in operating activities was $2,561,000 for the six months ended June 30, 2012. The six months ended June 30, 2012 amount reflected the Company’s net loss of $4,152,000, offset by $619,000 in net non-cash charges including non-cash interest expense of $426,000 related to the deferred financing costs amortization for bank loan, amortization and depreciation of $172,000, loss on disposal of property and equipment of $19,000 and stock-based compensation expense of $2,000. In addition, the Company generated $971,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the six months ended June 30, 2012. The changes in operating assets and liabilities were decreases in other receivables of $1,082,000, and increases in accounts payable of $115,000. Offsetting these changes were increases in prepaid expenses and deposits $186,000 and other assets of $39,000.

Cash provided by investing activities was $1,000 for the six months ended June 30, 2013, reflecting $36,000 of property and equipment expenditures and $37,000 of proceeds from the sale of property and equipment. Cash used in investing activities for the six months ended June 30, 2012 was $13,000, reflecting $18,000 of property and equipment expenditures, and $5,000 of proceeds from sale property and equipment.

Cash provided by financing activities for the six months ended June 30, 2013 was $26,420,000. The cash inflow was from the net proceeds of $29,420,000 from the April 2013 final round of a private placement offset by $3,000,000 for the repayment of bank debt. Cash provided by financing activities for the six months ended June 30, 2012 was $1,077,000. The cash inflow was from the proceeds on issuance of debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have any interest in special purpose entities, structured finance entities or other variable interest entities.

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

We invest excess cash in investment grade, interest-bearing securities and at June 30, 2013, had approximately $29.8 million invested in money market instruments and certificates of deposit. Such investments are subject to interest rate and credit risk and are not fully insured by the federal government. We believe our policy of investing in highly rated securities, whose liquidities are, at June 30, 2013, all less than 90 days minimizes such risks. In addition, while a hypothetical one percent per annum decrease in market interest rates would have decreased our interest income for the period, it would not have resulted in a loss of the principal and the decline in interest income would have been immaterial to us.

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Canadian dollars. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations, and during the six months periods ended June 30, 2013 and 2012, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, management identified a material weakness with respect to the recording of an obligation to issue additional shares of common stock and warrants as a derivative liability. The design of the Company’s procedures for the evaluation of complex accounting transactions and analysis of significant contracts, including the timely involvement of legal counsel was not effective and a material error occurred in the financial statements originally issued for the quarter ended March 31, 2013. As discussed in Footnote 3 to the Company’s unaudited consolidated financial statements in Item I above, on August 12, 2013, management concluded that the Company would amend its previously issued financial statements for the three months ended March 31, 2013 to correct its accounting for the derivative liability.

Based on the Company’s evaluation and the material weakness described above, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013.

Remediation

Management has begun to take steps to remediate the material weakness, including implementing a more formal review of complex accounting transactions and instituting procedures to involve external legal counsel on a timely basis to review significant contracts to ensure that the accounting transactions are reported timely and in accordance with the key terms of the contracts and U.S. generally accepted accounting principles.

Change in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

There are no material pending legal proceedings.

Item 1A.	Risk Factors

Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. These factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors may have a material adverse effect upon our business, results of operations and financial condition.

You should consider carefully the risk factors, together with all of the other information included in our Annual Report on Form 10-K for the year ended December 31, 2012. Each of these risk factors could adversely affect our business, results of operations and financial condition, as well as adversely affect the value of an investment in our common stock. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the three months ended June 30, 2013 other than as previously disclosed in the Company’s current report on Form 8-K filed with the SEC on May 3, 2013, which the Company incorporated by reference into this Form 10-Q quarterly report.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K current report filed on May 24, 2013.)

3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)

4.1	Form of Warrant. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K current report filed on May 3, 2013.)

10.1	Office Lease between the Company and Princeton South Investors, LLC dated March 1, 2013. (Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K annual report filed on April 1, 2013.)

10.2	Securities Purchase Agreement among the Company and the purchasers listed therein. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed on May 3, 2013.)

10.3	Registrants Rights Agreement among the Company and the investors listed therein. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on May 3, 2013.)

10.4	The Celator Pharmaceuticals, Inc. 2013 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed on May 24, 2013.)

10.5	The Celator Pharmaceuticals, Inc. 2013 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on May 24, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.1

The following materials from Celator Pharmaceuticals Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Loss and Comprehensive Loss for the three and six months ended June 30, 2013 and June 30, 2012, (iii) Consolidated Statements of Stockholders’ Equity for the period November 18, 1999 (inception) to June 30, 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012, (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELATOR PHARMACEUTICALS, INC.

Signature	Title	Date

/s/ Scott T. Jackson	Chief Executive Officer and a Director (principal executive officer)	August 14, 2013
Scott T. Jackson

/s/ Fred M. Powell	Vice President and Chief Financial Officer (principal financial and accounting officer)	August 14, 2013
Fred M. Powell

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s 8-K current report filed on May 24, 2013.)

3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)

4.1	Form of Warrant. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K current report filed on May 3, 2013.)

10.1	Office Lease between the Company and Princeton South Investors, LLC dated March 1, 2013. (Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K annual report filed on April 1, 2013.)

10.2	Securities Purchase Agreement among the Company and the purchasers listed therein. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed on May 3, 2013.)

10.3	Registrants Rights Agreement among the Company and the investors listed therein. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on May 3, 2013.)

10.4	The Celator Pharmaceuticals, Inc. 2013 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed on May 24, 2013.)

10.5	The Celator Pharmaceuticals, inc. 2013 Employee Sock Purchase Plan. (Incorporated by reference to Exhibit 10.2 to the company’s Form 8-K current report filed on May 24, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.1

The following materials from Celator Pharmaceuticals Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Loss and Comprehensive Loss for the three and six months ended June 30, 2013 and June 30, 2012, (iii) Consolidated Statements of Stockholders’ Equity for the period November 18, 1999 (inception) to June 30, 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012, (v) Notes to Consolidated Financial Statements.