Form 10-Q/A
period 2013-03-31
Celator Pharmaceuticals Inc
filed 2013-08-23
CIK 1327467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

303B College Road East, Princeton, New Jersey 08540

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2013 (the “Original Quarterly Report”). This Form 10-Q/A is being filed to restate the consolidated balance sheet as of March 31, 2013, the consolidated statements of loss and comprehensive loss, stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2013, and certain footnote disclosures thereto.

In connection with the Company’s review of the accounting with respect to the completion of the April 2013 Private Placement, management determined that the obligation to issue additional shares of common stock and warrants to certain existing stockholders who participated in early closings of this financing existed as of March 31, 2013. This contractual obligation represented a derivative liability that should have been recorded at its estimated fair value of $6,725,797 as of March 31, 2013. Management concluded that correction of the $6,725,797 non-cash derivative instrument charge as more fully described in Note 3 to the consolidated financial statements is material to the 2013 first quarter consolidated financial statements. Management is restating its March 31, 2013 Form 10-Q for the error discussed above.

As a result of the restatement, management has also re-assessed the effectiveness of its disclosure controls and procedures and internal control over financial reporting and concluded that they were not effective as of the end of the period covered by this report on Form 10-Q/A because of a material weakness in internal control over financial reporting as discussed further in Item 4 contained herein.

The effects of this restatement to our consolidated financial statements are described in Note 3 to the consolidated financial statements. We have not updated the financial statement disclosures for any significant events that have occurred subsequent to the filing of the Original Quarterly Report.

The following sections have been amended from the Original Quarterly Report as a result of the restatement described above:

•	Part I - Item 1. Financial Statements

•	Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I - Item 4. Controls and Procedures

This Form 10-Q/A also includes as exhibits certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except as described above, no other sections have been amended from the Original Quarterly Report

CELATOR PHARMACEUTICALS, INC.

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1
	Consolidated Balance Sheets as March 31, 2013 and December 31, 2012	1
	Consolidated Statements of Loss and Comprehensive Loss for the three months ended March 31, 2013 and 2012 and for the period November 18, 1999 (inception) to March 31, 2013	2
	Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2013 and for the period November 18, 1999 (inception) to March 31, 2013	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and for the period November 18, 1999 (inception) to March 31, 2013	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6.	Exhibits	19
Signature		20
Exhibits		21

Part I. Financial Information

Item 1. Financial Statements

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
	Restated - Note 3
Assets
Current assets:
Cash and cash equivalents	$8,110,389	$9,648,008
Restricted cash	339,377	40,205
Other receivables	115,552	2,000,357
Prepaid expenses and deposits	99,979	148,275
Assets held for sale	207,566	251,269
Other current assets	440,000	—

Total current assets	9,312,863	12,088,114
Property and equipment, net	1,197,437	1,245,025
Other assets	161,102	105,805

Total assets	$10,671,402	$13,438,944

Liabilities
Current liabilities:
Accounts payable	$597,169	$699,858
Accrued liabilities	1,937,866	1,194,998
Derivative liability	6,725,797	—
Current portion of deferred revenue	615,384	615,384
Current portion of loans	1,200,000	1,200,000

Total current liabilities	11,076,216	3,710,240

Deferred revenue	923,078	1,076,924
Loans payable	1,500,000	1,800,000

Total liabilities	13,499,294	6,587,164

Stockholders’ equity (deficit)
Common stock
Authorized 255,000,000 shares, par value $0.001 Issued and outstanding 13,673,160 shares as of March 31, 2013 and December 31, 2012	13,673	13,673
Warrants	1,083,193	1,083,193
Additional paid-in capital	118,513,671	118,509,395
Accumulated other comprehensive loss	(1,133,266)	(1,133,266)
Deficit accumulated during the development stage	(121,305,163)	(111,621,215)

Total stockholders’ equity (deficit)	(2,827,892)	6,851,780

Total liabilities and stockholders’ equity (deficit)	$10,671,402	$13,438,944

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Statement of Loss and Comprehensive Loss

(Unaudited)

	Three months ended		November 18, 1999
	March 31		(inception) to
	2013	2012	March 31, 2013
	Restated - Note 3		Restated - Note 3
Expenses
Research and development	$1,651,409	$920,475	$82,069,074
Leukemia & Lymphoma Society funding	(153,846)	(135,000)	(5,610,268)
Research collaboration income	—	—	(2,240,720)
General and administrative	1,348,999	778,350	38,549,719
Loss on disposal of property and equipment	13,727	13,872	785,813
Amortization and depreciation	47,588	85,965	4,721,818

Operating loss	(2,907,877)	(1,663,662)	(118,275,436)

Other income (expenses)
Foreign exchange (loss) gain	(3,049)	83	540,199
Interest and miscellaneous income	429	879	2,762,398
Gain on settlement in exchange of preferred stock	—	—	1,562,689
Non-cash derivative instrument charge	(6,725,797)	—	(6,725,797)
Interest expense	(47,654)	(366,917)	(5,936,946)

Loss before income taxes	(9,683,948)	(2,029,617)	(126,072,893)

Income tax benefit	—	—	6,243,583

Net loss incurred in the development stage	(9,683,948)	(2,029,617)	(119,829,310)
Other comprehensive loss attributable to foreign exchange translation	—	—	(1,133,266)

Comprehensive loss	(9,683,948)	(2,029,617)	(120,692,576)
Accretion on preferred stock	—	—	(1,475,853)

Total comprehensive loss attributable to common stockholders	$(9,683,948)	$(2,029,617)	$(122,438,429)

Net loss incurred in the development stage	(9,683,948)	(2,029,617)	(119,829,310)
Accretion on preferred stock	—	—	(1,475,853)

Net loss attributable to common stockholders	$(9,683,948)	$(2,029,617)	$(121,305,163)

Net loss per share
Basic and diluted	$(0.71)	$(0.18)

Weighted average of common shares outstanding
Basic and diluted	13,673,160	11,230,667

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit)

From November 18, 1999 (inception) to March 31, 2013

(Unaudited)

					WARRANTS AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK		RESTRICTED STOCK
	NUMBER	AMOUNT	NUMBER	AMOUNT
Issued on incorporation	25,802	$26	—	$—	$—	$3,230	$—	$—	$3,256
Issued for technology	1,602	2	—	—	—	200	—	—	202
Issued for cash, net of stock issuance costs	8,479	8	—	—	—	402,689	—	—	402,697
Foreign currency translation adjustment	—	—	—	—	—	—	(1,987)	—	(1,987)
Net loss	—	—	—	—	—	—	—	(200,050)	(200,050)

Balance at December 31, 2000	35,883	36	—	—	—	406,119	(1,987)	(200,050)	204,118
Issued for cash on exercise of stock options	55	—	—	—	—	3,722	—	—	3,722
Issued for cash, net of stock issuance costs	7,467	7	—	—	—	1,084,817	—	—	1,084,824
Foreign currency translation adjustment	—	—	—	—	—	—	(20,689)	—	(20,689)
Net loss	—	—	—	—	—	—	—	(773,668)	(773,668)

Balance at December 31, 2001	43,405	43	—	—	—	1,494,658	(22,676)	(973,718)	498,307
Issued for cash, net of stock issuance costs	1,118	1	—	—	—	137,735	—	—	137,736
Foreign currency translation adjustment	—	—	—	—	—	—	13,861	—	13,861
Net loss	—	—	—	—	—	—	—	(1,497,719)	(1,497,719)

Balance at December 31, 2002	44,523	44	—	—	—	1,632,393	(8,815)	(2,471,437)	(847,815)
Issued for cash - exercise of stock options	3,522	4	—	—	—	8,513	—	—	8,517
Foreign currency translation adjustment	—	—	—	—	—	—	(484,668)	—	(484,668)
Net loss	—	—	—	—	—	—	—	(3,506,027)	(3,506,027)

Balance at December 31, 2003	48,045	48	—	—	—	1,640,906	(493,483)	(5,977,464)	(4,829,993)
Issued for cash - exercise of stock options	6,410	6	—	—	—	15,464	—	—	15,470
Foreign currency translation adjustment	—	—	—	—	—	—	(811,423)	—	(811,423)
Net loss	—	—	—	—	—	—	—	(5,445,046)	(5,445,046)

Balance at December 31, 2004	54,455	54	—	—	—	1,656,370	(1,304,906)	(11,422,510)	(11,070,992)
Warrants issued on conversion of bridge loan	—	—	—	—	425,000	—	—	—	425,000
Issued on reorganization	844,173	844	—	—	—	9,495,846	—	—	9,496,690
Issued on conversion of debt	246,864	247	—	—	—	2,776,897	—	—	2,777,144
Issued for cash, net of stock issue costs	3,308,789	3,309	—	—	—	36,462,039	—	—	36,465,348
Issued for cash on exercise of stock options	12,054	12	—	—	—	33,134	—	—	33,146
Issued for cash on exercise of warrants	108	—	—	—	—	1,220	—	—	1,220
Foreign currency translation adjustment	—	—	—	—	—	—	171,640	—	171,640
Net loss	—	—	—	—	—	—	—	(8,913,249)	(8,913,249)

Balance at December 31, 2005	4,466,443	4,466	—	—	425,000	50,425,506	(1,133,266)	(20,335,759)	29,385,947
Issued for cash on exercise of stock options	1,705	2	—	—	—	4,675	—	—	4,677
Stock based compensation	—	—	—	—	—	201,989	—	—	201,989
Net loss for the period	—	—	—	—	—	—	—	(14,588,786)	(14,588,786)

Balance at December 31, 2006	4,468,148	4,468	—	—	425,000	50,632,170	(1,133,266)	(34,924,545)	15,003,827
Issued for cash on exercise of stock options	13,748	14	—	—	—	31,189	—	—	31,203
Stock based compensation	—	—	—	—	—	243,340	—	—	243,340
Issued for cash, net of costs	888,914	889	—	—	—	9,976,668	—	—	9,977,557
Net loss for the period	—	—	—	—	—	—	—	(16,761,805)	(16,761,805)

Balance at December 31, 2007	5,370,810	5,371	—	—	425,000	60,883,367	(1,133,266)	(51,686,350)	8,494,122
Issued for cash on exercise of stock options	1,159	2	—	—	—	2,660	—	—	2,662
Stock based compensation	—	—	—	—	—	186,578	—	—	186,578
Issued for cash	1,334	1	—	—	—	4,498	—	—	4,499
Issued for cash, restricted stock	—	—	4,000	4	—	13,497	—	—	13,501
Issued for cash, net of stock issue costs	2,014,365	2,014	—	—	—	22,564,279	—	—	22,566,293
Net loss for the period	—	—	—	—	—	—	—	(14,028,617)	(14,028,617)

Balance at December 31, 2008	7,387,668	7,388	4,000	4	425,000	83,654,879	(1,133,266)	(65,714,967)	17,239,038
Issued for cash on exercise of stock options	1,432	1	—	—	—	3,472	—	—	3,473
Stock based compensation	—	—	—	—	—	200,522	—	—	200,522
Restricted stock transferred to common stock	1,333	1	(1,333)	(1)	—	—	—	—	—
Warrants issued on signing of loan agreement	—	—	—	—	9,333	—	—	—	9,333
Net loss for the period	—	—	—	—	—	—	—	(10,022,979)	(10,022,979)

Balance at December 31, 2009	7,390,433	7,390	2,667	3	434,333	83,858,873	(1,133,266)	(75,737,946)	7,429,387
Issued for cash on exercise of stock options	423	—	—	—	—	1,435	—	—	1,435
Stock based compensation	—	—	—	—	—	169,424	—	—	169,424
Restricted stock transferred to common stock	1,334	1	(1,334)	(2)	—	—	—	—	(1)
Warrants expired April 30, 2010	—	—	—	—	(425,000)	425,000	—	—	—
Issued for cash, net of stock issue costs	2,877,777	2,878	—	—	—	14,824,734	—	—	14,827,612
Net loss for the period	—	—	—	—	—	—	—	(10,814,788)	(10,814,788)

Balance at December 31, 2010	10,269,967	10,269	1,333	1	9,333	99,279,466	(1,133,266)	(86,552,734)	11,613,069
Stock based compensation	—	—	—	—	—	114,089	—	—	114,089
Issued for cash, net of stock issue costs	959,261	960	—	—	—	4,991,901	—	—	4,992,861
Restricted stock transferred to common stock	1,333	1	(1,333)	(1)	—	—	—	—	—
Net loss for the period	—	—	—	—	—	—	—	(14,159,754)	(14,159,754)

Balance at December 31, 2011	11,230,561	11,230	—	—	9,333	104,385,456	(1,133,266)	(100,712,488)	2,560,265
Issued for cash on exercise of stock options	107	—	—	—	—	240	—	—	240
Stock based compensation	—	—	—	—	—	3,210	—	—	3,210
Issued for cash, net of stock issuance cost	1,202,276	1,203	—	—	—	5,924,062	—	—	5,925,265
Investor note converted to common stock	1,240,216	1,240	—	—	—	6,840,904	—	—	6,842,144
Conversion of warrant liability and issuance of warrants	—	—	—	—	1,073,860	—	—	—	1,073,860
Beneficial conversion option	—	—	—	—	—	1,355,523	—	—	1,355,523
Net loss for the period	—	—	—	—	—	—	—	(10,908,727)	(10,908,727)

Balance at December 31, 2012	13,673,160	13,673	—	—	1,083,193	118,509,395	(1,133,266)	(111,621,215)	6,851,780
Stock based compensation	—	—	—	—	—	4,276	—	—	4,276
Net loss for the period (restated)	—	—	—	—	—	—	—	(9,683,948)	(9,683,948)

Balance at March 31, 2013 (Restated - Note 3)	13,673,160	$13,673	—	$—	$1,083,193	$118,513,671	$(1,133,266)	$(121,305,163)	$(2,827,892)

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended		November 18, 1999
	March 31		(inception) to
	2013	2012	March 31, 2013
	Restated - Note 3		Restated - Note 3
Operating activities
Net loss	$(9,683,948)	$(2,029,617)	$(121,305,163)
Adjustments to reconcile net loss to net cash used in operating activities			—
Amortization and depreciation	47,588	85,965	4,721,818
Accretion on preferred stock	—	—	1,475,853
Non-cash stock-based compensation expense	4,276	802	1,123,428
Gain on settlement of preferred stock	—	—	(1,562,689)
Loss on disposal of property and equipment	13,727	13,872	785,813
Non-cash derivative instrument charge	6,725,797	—	6,725,797
Non-cash financing costs	7,733	366,917	4,704,159
Changes in operating assets and liabilities
Other receivables	1,884,109	953,258	(116,248)
Prepaid expenses and deposits	47,997	(45,740)	(100,278)
Other current assets	(440,000)	—	(440,000)
Restricted cash	(300,001)	—	(300,001)
Other assets	(63,109)	—	(168,914)
Accounts payable	(101,786)	(312,858)	598,075
Accrued liabilities	747,494	30,292	1,951,424
Deferred revenue	(153,846)	—	1,538,462

Cash used in operating activities	(1,263,969)	(937,109)	(100,368,464)

Investing activities
Purchase of property and equipment	—	(14,955)	(7,337,998)
Proceeds on disposals of property and equipment	29,976	5,014	425,364

Cash provided by (used in) investing activities	29,976	(9,941)	(6,912,634)

Financing activities
Proceeds from issuance of common stock and on options exercised	—	240	8,515,281
Proceeds from issuance of warrants and warrant derivatives	—	—	500
Proceeds from issuance of preferred stock	—	—	102,157,702
Payment of share issuance costs	—	—	(1,891,734)
Proceeds from loans payable	—	77,116	17,898,295
Repayments of capital lease obligation	—	—	(163,242)
Repayments of loans payable	(300,000)	—	(10,035,054)

Cash (used in) provided by financing activities	(300,000)	77,356	116,481,748

Effect of foreign exchange rate changes	(3,626)	(1,576)	(1,090,261)

Net change in cash	(1,537,619)	(871,270)	8,110,389
Cash and cash equivalents, beginning of period	9,648,008	3,226,778	—

Cash and cash equivalents, end of period	$8,110,389	$2,355,508	$8,110,389

Supplemental disclosure of cash flow information
Interest paid	38,164	—	1,081,980
Income taxes paid	—	—	172,451
Property and equipment purchased under capital lease	—	—	449,744
Common stock issued on conversion of debt	—	—	6,842,144
Preferred stock issued on conversion of debt	—	—	5,337,417
Capital expenditure incurred but not paid	—	—	—

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

The Company has incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2013, the Company had an accumulated deficit of $121,305,163. The Company expects operating losses and negative cash flows to continue for the foreseeable future until such time, if ever, that it can generate significant revenues from its product candidates currently in development. In April 2013, the Company raised $29,420,375 of net proceeds from a private placement (See Note 12).

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

3.	Restatement of Previously Issued Financial Statements

In connection with the Company’s review of the accounting with respect to the completion of the April 2013 Private Placement (see Note 12), management determined that the obligation to issue additional shares of common stock and warrants to certain existing stockholders who participated in early closings of this financing existed as of March 31, 2013. This contractual obligation represented a derivative liability that should have been recorded at its estimated fair value of $6,725,797 as of March 31, 2013.

The adjustment made in the restatement is non-cash and had no impact on the Company’s operating, investing or financing cash flows and cash position.

The following tables summarize the effect of the restatement for first quarter of 2013:

Consolidated Statement of Loss and Comprehensive Loss

	As Previously Reported Three months ended March 31, 2013	Misstatement Adjustment	As Restated Three months ended March 31, 2013
Expenses
Research and development	$1,651,409	$—	$1,651,409
Leukemia & Lymphoma Society funding	(153,846)	—	(153,846)
General and administrative	1,348,999	—	1,348,999
Loss on disposal of property and equipment	13,727	—	13,727
Amortization and depreciation	47,588	—	47,588

Operating loss	(2,907,877)	—	(2,907,877)
Other income (expenses)
Other items	(3,049)	—	(3,049)
Interest and miscellaneous income	429	—	429
Non-cash derivative instrument charge	—	(6,725,797)	(6,725,797)
Interest expense	(47,654)	—	(47,654)

Loss before income taxes	(2,958,151)	(6,725,797)	(9,683,948)
Income tax benefit	—		—

Net loss incurred in the development stage	(2,958,151)	(6,725,797)	(9,683,948)

Net loss per share
Basic and diluted	$(0.22)	$(0.49)	$(0.71)

Weighted average of common shares outstanding
Basic and diluted	13,673,160	13,673,160	13,673,160

Consolidated Balance Sheet

	As Previously Reported March 31, 2013	Misstatement Adjustment	As Restated March 31, 2013
Total assets	$10,671,402	$—	$10,671,402

Liabilities
Current liabilities:
Accounts payable	$597,169	$—	$597,169
Accrued liabilities	1,937,866	—	1,937,866
Derivative liability	—	6,725,797	6,725,797
Current portion of deferred revenue	615,384	—	615,384
Current portion of loans	1,200,000	—	1,200,000

Total current liabilities	4,350,419	6,725,797	11,076,216
			—
Deferred revenue	923,078	—	923,078
Loans payable	1,500,000	—	1,500,000

Total liabilities	6,773,497	6,725,797	13,499,294

Stockholders’ equity (deficit)
Common stock
Authorized 255,000,000 shares, par value $0.001 Issued and outstanding 13,673,160 shares as of March 31, 2013	13,673	—	13,673
Warrants	1,083,193	—	1,083,193
Additional paid-in capital	118,513,671	—	118,513,671
Accumulated other comprehensive loss	(1,133,266)	—	(1,133,266)
Deficit accumulated during the development stage	(114,579,366)	(6,725,797)	(121,305,163)

Total stockholders’ equity (deficit)	3,897,905	(6,725,797)	(2,827,892)

Total liabilities and stockholders’ equity(deficit)	$10,671,402	$—	$10,671,402

4.	Fair Value Measurements

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

The Company recognizes transfers between input levels as of the actual date of event. There were no transfers between levels and the following table provides the assets carried at fair value:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2013
Assets:
Money Market Fund	$7,213,484	$7,213,484	$—	$—

Liabilities:
Derivative liability	$6,725,797	—	—	$6,725,797

December 31, 2012
Assets:
Money Market Fund	$9,107,500	$9,107,500	$—	$—

The reconciliation of the derivative liability measured at fair value using significant unobservable inputs (Level 3) is as follows:

Balance at December 31, 2012	$—
Additions	6,725,797
Re-measurements	—
Settlements	—

Balance at March 31, 2013	$6,725,797

5.	Other Receivables

Other receivables as of March 31, 2013 and December 31, 2012, consist of the following:

	March 31, 2013	December 31, 2012
Receivables related to the sale of New Jersey net operating losses	$—	$1,363,559
Receivables related to value added tax recovery	95,910	95,910
Receivables related to the Leukemia & Lymphoma Society funding	—	500,000
Other receivables	19,642	40,888

	$115,552	$2,000,357

6.	Other Current Assets

Other current assets as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012
Clinical trial materials	$440,000	$—

7.	Property and Equipment

Property and equipment as of March 31, 2013 and December 31, 2012 including assets held under capital lease, consists of the following:

	March 31, 2013	December 31, 2012
Computer and equipment	$103,858	$103,858
Furniture and office equipment	145,499	145,499
Laboratory equipment	1,779,188	1,779,188
Capital lease equipment	155,520	155,520
Leaseholds	73,060	73,060

	2,257,125	2,257,125
Less: Accumulated depreciation	(1,059,688)	(1,012,100)

	$1,197,437	$1,245,025

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

8.	Accrued Liabilities

Accrued liabilities as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Accrued bonuses	$477,350	$458,177
Accrued salaries and vacation	446,221	198,817
Accrued professional fees	120,819	265,802
Accrued clinical trial expenses	395,017	188,057
Accrued drug manufacturing expenses	467,283	—
Accrued trade payables other	31,176	84,145

	$1,937,866	$1,194,998

9.	Stock Based Compensation

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

10.	Geographic Segment Information

The Company operates in the United States and Canada. The Company’s CPX-351 clinical trial materials are manufactured by a third party using the Company’s equipment located in Germany. Geographic net loss information is based on the location whereby the expenses were incurred. The geographic information about total assets is based on the physical location of the assets.

	Total Assets
	March 31, 2013	December 31, 2012
United States	$8,854,343	$11,578,590
Canada	710,802	717,250
Germany	1,106,257	1,143,104

Total Assets	$10,671,402	$13,438,944

	Net Loss
	Three months ended
	March 31
	2013	2012
United States	$(8,749,635)	$(1,390,375)
Canada	(934,313)	(639,242)

Total Net Loss	$(9,683,948)	$(2,029,617)

11.	Commitments and Contingencies

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

12.	April 2013 Private Placement

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

April 2013 Private Placement

On April 29, 2013, the Company entered into a securities purchase agreement and subscription agreements with certain accredited investors for the issuance and sale in the final round of a private placement of 10,430,034 shares of common stock, which the Company sold at a price of $3.116 per share for aggregate gross proceeds of $32,499,986. Warrants to purchase 0.28 shares of common stock at $3.58 per share were issued for each share of common stock purchased. The net proceeds totaled $29,420,375 for this financing and will support the late-stage clinical development of the Company’s lead investigational product, CPX-351 (cytarabine:daunorubicin) Liposome Injection. The funding is expected to fully fund the Company’s currently enrolling Phase 3 clinical study as first-line therapy in 60-75 years of age patients with secondary AML.

In connection with this final closing of the financing, 1,923,599 shares of common stock and 161,327 warrants to purchase shares of common stock at $5.21 and 1,056,898 warrants to purchase shares of common stock at $3.58 per share were issued to certain existing stockholders of the Company who participated in earlier closings of this financing. The fair value of these common shares and warrants was recognized as a derivative liability with a corresponding charge to the statement of loss. The derivative liability’s estimated fair value was $6,725,797 as of March 31, 2013.

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

Other Income and Expenses

Non-cash derivative instrument charge: Non-cash derivative instrument charge was $6,725,797 for the three months ended March 31, 2013. The charge resulted from the obligation to issue additional shares of common stock and warrants by Celator, at the April 29, 2013 closing, to certain existing stockholders who participated in early closings of this financing.

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

Net cash used in operating activities was $1,264,000 and $937,000 for the three months ended March 31, 2013 and 2012 respectively. The three months ended March 31, 2013 amount reflected the Company’s net loss of $9,684,000, offset by $6,799,000 in net non-cash charges including non-cash charge relating to derivative instrument of $6,726,000 non-cash interest expense of $8,000 related to the deferred financing costs amortization for bank loan, amortization and depreciation of $48,000 loss on disposal of property and equipment of $14,000 and stock-based compensation expense of $4,000. In addition, the Company generated $1,620,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the three months ended March 31, 2013. The changes in operating assets and liabilities were decreases in other receivables of $1,884,000, prepaid expenses and deposits $48,000, and increases in accrued expenses of $747,000. Offsetting these changes were decreases in accounts payable of $102,000, deferred revenue of $154,000 and increases in restricted cash of $300,000, other current assets of $440,000 and other assets of $63,000.

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

In our originally filed Form 10-Q, we indicated that, with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as described in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-5 under the Exchange Act, we indicated that our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, management identified a material weakness with respect to the recording of an obligation to issue additional shares of common stock and warrants as a derivative liability. The design of the Company’s procedures for the evaluation of complex accounting transactions and analysis of significant contracts, including the timely involvement of legal counsel was not effective and a material error occurred in the financial statements originally issued for the quarter ended March 31, 2013. As discussed in Footnote 3 to the Company’s unaudited consolidated financial statements in Item 1 above, the Company restated its previously issued financial statements for the three months ended March 31, 2013 to correct its accounting of certain common stock and warrants as a derivative liability.

Based on the Company’s evaluation and the material weakness described above, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013.

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

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

3.1	Third Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 registration statement filed on November 13, 2012.)

3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)

4.1	Form of Warrant. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K current report filed on May 3, 2013.)

10.1	Office Lease between the Company and Princeton South Investors, LLC dated March 1, 2013. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q quarterly report filed on May 15, 2013.)

10.2	Securities Purchase Agreement among the Company and the purchasers listed therein. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed on May 3, 2013.)

10.3	Registrants Rights Agreement among the Company and the investors listed therein. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on May 3, 2013.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.1	The following financial statements from Celator Pharmaceuticals Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31 2013 and December 31, 2012, (ii) the Statement of Loss and Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) Statements of Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELATOR PHARMACEUTICALS, INC.

Signature	Title	Date

/s/ Scott T. Jackson Scott T. Jackson	Chief Executive Officer and a Director (principal executive officer)	August 23, 2013

/s/ Fred M. Powell Fred M. Powell	Vice President and Chief Financial Officer (principal financial and accounting officer)	August 23, 2013

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 registration statement filed on November 13, 2012.)

3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)

4.1	Form of Warrant. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K current report filed on May 3, 2013.)

10.1	Office Lease between the Company and Princeton South Investors, LLC dated March 1, 2013. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q quarterly report filed on May 15, 2013.)

10.2	Securities Purchase Agreement among the Company and the purchasers listed therein. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed on May 3, 2013.)

10.3	Registrants Rights Agreement among the Company and the investors listed therein. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on May 3, 2013.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.1	The following financial statements from Celator Pharmaceuticals Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31 2013 and December 31, 2012, (ii) the Statement of Loss and Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) Statements of Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.