Form 10-Q
period 2013-09-30
Celator Pharmaceuticals Inc
filed 2013-11-12
CIK 1327467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 6, 2013 was 26,026,793.

CELATOR PHARMACEUTICALS, INC.

		Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	3
	Consolidated Statements of Loss and Comprehensive Loss for the three and nine months ended September 30, 2013 and September 30, 2012 and for the period November 18, 1999 (inception) to September 30, 2013	4
	Consolidated Statements of Stockholders’ Equity for the period November 18, 1999 (inception) to September 30, 2013	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012 and for the period from November 18, 1999 (inception) to September 30, 2013	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6.	Exhibits	22
Signature
Certifications

Part I. Financial Information

Item 1. Financial Statements

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$27,641,470	$9,648,008
Restricted cash	288,861	40,205
Other receivables	9,425	2,000,357
Prepaid expenses and deposits	282,452	148,275
Assets held for sale	74,086	251,269
Other current assets	530,391	—

Total current assets	28,826,685	12,088,114
Property and equipment, net	1,177,516	1,245,025
Other assets	30,838	105,805

Total assets	$30,035,039	$13,438,944

Liabilities
Current liabilities:
Accounts payable	$677,193	$699,858
Accrued liabilities	1,402,735	1,194,998
Current portion of deferred revenue	542,986	615,384
Current portion of loans	—	1,200,000

Total current liabilities	2,622,914	3,710,240

Deferred revenue	723,982	1,076,924
Deferred rent	23,148	—
Loans payable	—	1,800,000

Total liabilities	3,370,044	6,587,164

Stockholders’ equity
Common stock
Authorized 255,000,000 shares, par value $0.001 Issued and outstanding 26,026,793 shares as of September 30, 2013 and 13,673,160 shares as of December 31, 2012	26,027	13,673
Warrants	1,083,193	1,083,193
Additional paid-in capital	155,712,593	118,509,395
Accumulated other comprehensive loss	(1,133,266)	(1,133,266)
Deficit accumulated during the development stage	(129,023,552)	(111,621,215)

Total stockholders’ equity	26,664,995	6,851,780

Total liabilities and stockholders’ equity	$30,035,039	$13,438,944

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Statement of Loss and Comprehensive Loss

(Unaudited)

	Three months ended September 30		Nine months ended September 30		November 18, 1999 (inception) to
	2013	2012	2013	2012	September 30, 2013
Expenses
Research and development	$2,325,891	$1,512,855	$5,995,866	$3,295,702	$86,413,531
Leukemia & Lymphoma Society funding	(135,746)	(153,846)	(425,339)	(288,846)	(5,881,761)
Research collaboration income	—	—	—	(19,440)	(2,240,720)
General and administrative	1,434,436	945,926	3,922,084	2,845,095	41,122,804
(Gain) loss on disposal of property and equipment	(12,059)	30,853	126,633	50,352	898,719
Amortization and depreciation	51,239	80,977	148,291	252,656	4,822,521

Operating loss	(3,663,761)	(2,416,765)	(9,767,535)	(6,135,519)	(125,135,094)

Other income (expenses)
Foreign exchange (loss) gain	(16,745)	—	(21,229)	(12,413)	522,019
Interest and miscellaneous income	3,094	(4,763)	6,560	2,127	2,768,529
Gain on settlement in exchange of preferred stock	—	268	—	—	1,562,689
Non-cash derivative instrument charge	—	—	(7,473,108)	—	(7,473,108)
Interest expense	—	(3,793,634)	(147,025)	(4,220,970)	(6,036,317)

Loss before income taxes	(3,677,412)	(6,214,894)	(17,402,337)	(10,366,775)	(133,791,282)

Income tax benefit	—	—	—	—	6,243,583

Net loss incurred in the development stage	(3,677,412)	(6,214,894)	(17,402,337)	(10,366,775)	(127,547,699)
Other comprehensive loss attributable to foreign exchange translation	—	—	—	—	(1,133,266)

Comprehensive loss	(3,677,412)	(6,214,894)	(17,402,337)	(10,366,775)	(128,680,965)
Accretion on preferred stock	—	—	—	—	(1,475,853)

Total comprehensive loss attributable to common stockholders	(3,677,412)	(6,214,894)	(17,402,337)	(10,366,775)	(130,156,818)

Net loss incurred in the development stage	(3,677,412)	(6,214,894)	(17,402,337)	(10,366,775)	(127,547,699)
Accretion on preferred stock	—	—	—	—	(1,475,853)

Net loss attributable to common stockholders	$(3,677,412)	$(6,214,894)	$(17,402,337)	$(10,366,775)	$(129,023,552)

Net loss per share
Basic and diluted	$(0.14)	$(0.47)	$(0.87)	$(0.87)

Weighted average of common shares outstanding
Basic and diluted	26,026,793	13,319,077	19,977,071	11,931,885

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Statements of Stockholders’ Equity

From November 18, 1999 (inception) to September 30, 2013

(Unaudited)

	COMMON STOCK		RESTRICTED STOCK		WARRANTS	ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	DEFICIT ACCUMULATED DURING THE DEVELOPMENT	STOCKHOLDERS’
	NUMBER	AMOUNT	NUMBER	AMOUNT	AMOUNT	CAPITAL	LOSS	STAGE	EQUITY
Issued on incorporation	25,802	$26	—	$—	$—	$3,230	$—	$—	$3,256
Issued for technology	1,602	2	—	—	—	200	—	—	202
Issued for cash, net of stock issuance costs	8,479	8	—	—	—	402,689	—	—	402,697
Foreign currency translation adjustment	—	—	—	—	—	—	(1,987)	—	(1,987)
Net loss	—	—	—	—	—	—	—	(200,050)	(200,050)

Balance at December 31, 2000	35,883	36	—	—	—	406,119	(1,987)	(200,050)	204,118
Issued for cash on exercise of stock options	55	—	—	—	—	3,722	—	—	3,722
Issued for cash, net of stock issuance costs	7,467	7	—	—	—	1,084,817	—	—	1,084,824
Foreign currency translation adjustment	—	—	—	—	—	—	(20,689)	—	(20,689)
Net loss	—	—	—	—	—	—	—	(773,668)	(773,668)

Balance at December 31, 2001	43,405	43	—	—	—	1,494,658	(22,676)	(973,718)	498,307
Issued for cash, net of stock issuance costs	1,118	1	—	—	—	137,735	—	—	137,736
Foreign currency translation adjustment	—	—	—	—	—	—	13,861	—	13,861
Net loss	—	—	—	—	—	—	—	(1,497,719)	(1,497,719)

Balance at December 31, 2002	44,523	44	—	—	—	1,632,393	(8,815)	(2,471,437)	(847,815)
Issued for cash - exercise of stock options	3,522	4	—	—	—	8,513	—	—	8,517
Foreign currency translation adjustment	—	—	—	—	—	—	(484,668)	—	(484,668)
Net loss	—	—	—	—	—	—	—	(3,506,027)	(3,506,027)

Balance at December 31, 2003	48,045	48	—	—	—	1,640,906	(493,483)	(5,977,464)	(4,829,993)
Issued for cash - exercise of stock options	6,410	6	—	—	—	15,464	—	—	15,470
Foreign currency translation adjustment	—	—	—	—	—	—	(811,423)	—	(811,423)
Net loss	—	—	—	—	—	—	—	(5,445,046)	(5,445,046)

Balance at December 31, 2004	54,455	54	—	—	—	1,656,370	(1,304,906)	(11,422,510)	(11,070,992)
Warrants issued on conversion of bridge loan	—	—	—	—	425,000	—	—	—	425,000
Issued on reorganization	844,173	844	—	—	—	9,495,846	—	—	9,496,690
Issued on conversion of debt	246,864	247	—	—	—	2,776,897	—	—	2,777,144
Issued for cash, net of stock issue costs	3,308,789	3,309	—	—	—	36,462,039	—	—	36,465,348
Issued for cash on exercise of stock options	12,054	12	—	—	—	33,134	—	—	33,146
Issued for cash on exercise of warrants	108	—	—	—	—	1,220	—	—	1,220
Foreign currency translation adjustment	—	—	—	—	—	—	171,640	—	171,640
Net loss	—	—	—	—	—	—	—	(8,913,249)	(8,913,249)

Balance at December 31, 2005	4,466,443	4,466	—	—	425,000	50,425,506	(1,133,266)	(20,335,759)	29,385,947
Issued for cash on exercise of stock options	1,705	2	—	—	—	4,675	—	—	4,677
Stock based compensation	—	—	—	—	—	201,989	—	—	201,989
Net loss for the period	—	—	—	—	—	—	—	(14,588,786)	(14,588,786)

Balance at December 31, 2006	4,468,148	4,468	—	—	425,000	50,632,170	(1,133,266)	(34,924,545)	15,003,827
Issued for cash on exercise of stock options	13,748	14	—	—	—	31,189	—	—	31,203
Stock based compensation	—	—	—	—	—	243,340	—	—	243,340
Issued for cash, net of costs	888,914	889	—	—	—	9,976,668	—	—	9,977,557
Net loss for the period	—	—	—	—	—	—	—	(16,761,805)	(16,761,805)

Balance at December 31, 2007	5,370,810	5,371	—	—	425,000	60,883,367	(1,133,266)	(51,686,350)	8,494,122

See accompanying notes to consolidated financial statements.

Issued for cash on exercise of stock options	1,159	2	-	-	-	2,660	-	-	2,662
Stock based compensation	—	—	—	—	—	186,578	—	—	186,578
Issued for cash	1,334	1	—	—	—	4,498	—	—	4,499
Issued for cash, restricted stock	—	—	4,000	4	—	13,497	—	—	13,501
Issued for cash, net of stock issue costs	2,014,365	2,014	—	—	—	22,564,279	—	—	22,566,293
Net loss for the period	—	—	—	—	—	—	—	(14,028,617)	(14,028,617)

Balance at December 31, 2008	7,387,668	7,388	4,000	4	425,000	83,654,879	(1,133,266)	(65,714,967)	17,239,038
Issued for cash on exercise of stock options	1,432	1	—	—	—	3,472	—	—	3,473
Stock based compensation	—	—	—	—	—	200,522	—	—	200,522
Restricted stock transferred to common stock	1,333	1	(1,333)	(1)	—	—	—	—	—
Warrants issued on signing of loan agreement	—	—	—	—	9,333	—	—	—	9,333
Net loss for the period	—	—	—	—	—	—	—	(10,022,979)	(10,022,979)

Balance at December 31, 2009	7,390,433	7,390	2,667	3	434,333	83,858,873	(1,133,266)	(75,737,946)	7,429,387
Issued for cash on exercise of stock options	423	—	—	—	—	1,435	—	—	1,435
Stock based compensation	—	—	—	—	—	169,424	—	—	169,424
Restricted stock transferred to common stock	1,334	1	(1,334)	(2)	—	—	—	—	(1)
Warrants expired April 30, 2010	—	—	—	—	(425,000)	425,000	—	—	—
Issued for cash, net of stock issue costs	2,877,777	2,878	—	—	—	14,824,734	—	—	14,827,612
Net loss for the period	—	—	—	—	—	—	—	(10,814,788)	(10,814,788)

Balance at December 31, 2010	10,269,967	10,269	1,333	1	9,333	99,279,466	(1,133,266)	(86,552,734)	11,613,069
Stock based compensation	—	—	—	—	—	114,089	—	—	114,089
Issued for cash, net of stock issue costs	959,261	960	—	—	—	4,991,901	—	—	4,992,861
Restricted stock transferred to common stock	1,333	1	(1,333)	(1)	—	—	—	—	—
Net loss for the period	—	—	—	—	—	—	—	(14,159,754)	(14,159,754)

Balance at December 31, 2011	11,230,561	11,230	—	—	9,333	104,385,456	(1,133,266)	(100,712,488)	2,560,265
Issued for cash on exercise of stock options	107	—	—	—	—	240	—	—	240
Stock based compensation	—	—	—	—	—	3,210	—	—	3,210
Issued for cash, net of stock issuance costs	1,202,276	1,203	—	—	—	5,924,062	—	—	5,925,265
Investor note converted to common stock	1,240,216	1,240	—	—	—	6,840,904	—	—	6,842,144
Conversion of warrant liability and issuance of warrants	—	—	—	—	1,073,860	—	—	—	1,073,860
Beneficial conversion option	—	—	—	—	—	1,355,523	—	—	1,355,523
Net loss for the period	—	—	—	—	—	—	—	(10,908,727)	(10,908,727)

Balance at December 31, 2012	13,673,160	13,673	—	—	1,083,193	118,509,395	(1,133,266)	(111,621,215)	6,851,780
Stock based compensation	—	—	—	—	—	322,069	—	—	322,069
Issued for cash, net of stock issuance costs	12,353,633	12,354	—	—	—	29,408,021	—	—	29,420,375
Derivative liability reclassification (see Note 8)	—	—	—	—	—	7,473,108	—	—	7,473,108
Net loss for the period	—	—	—	—	—	—	—	(17,402,337)	(17,402,337)

Balance at September 30, 2013	26,026,793	$26,027	—	$—	$1,083,193	$155,712,593	$(1,133,266)	$(129,023,552)	$26,664,995

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,		November 18, 1999 (inception) to
	2013	2012	September 30, 2013
Operating activities
Net loss	$(17,402,337)	$(10,366,775)	$(129,023,552)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	148,291	252,656	4,822,521
Accretion on preferred stock	—	—	1,475,853
Non-cash stock-based compensation expense	322,069	2,408	1,441,221
Gain on settlement of preferred stock	—	—	(1,562,689)
Loss on disposal of property and equipment	126,633	50,352	898,720
Non-cash derivative instrument charge	7,473,108	—	7,473,108
Non-cash financing costs	74,751	4,193,698	4,771,178
Changes in operating assets and liabilities
Other receivables	1,990,932	1,113,711	(9,425)
Prepaid expenses and deposits	(134,177)	(101,561)	(282,452)
Restricted cash	(250,037)	(1,859)	(250,037)
Other current assets	(530,391)	—	(530,391)
Other assets	—	(54,818)	(105,805)
Accounts payable	(22,332)	322,238	677,529
Accrued liabilities	208,124	37,631	1,412,054
Deferred rent liability	23,148	—	23,148
Deferred revenue	(425,339)	1,846,154	1,266,968

Cash used in operating activities	(8,397,557)	(2,706,165)	(107,502,051)

Investing activities
Purchase of property and equipment	(82,009)	(17,912)	(7,420,007)
Proceeds on disposals of property and equipment	51,776	31,402	447,164

Cash (used in) provided by investing activities	(30,233)	13,490	(6,972,843)

Financing activities
Proceeds from issuance of common stock and on options exercised	32,499,986	6,221,345	41,015,267
Proceeds from issuance of warrants and warrant derivatives	—	242	500
Proceeds from issuance of preferred stock	—	—	102,157,702
Payment of share issuance costs	(3,079,611)	(781,931)	(4,971,345)
Proceeds from loans payable	—	5,423,390	17,898,295
Repayments of capital lease obligation	—	—	(163,242)
Repayments of loans payable	(3,000,000)	—	(12,735,054)

Cash provided by financing activities	26,420,375	10,863,046	143,202,123

Effect of foreign exchange rate changes	877	—	(1,085,759)

Net change in cash	17,993,462	8,170,371	27,641,470
Cash and cash equivalents, beginning of period	9,648,008	3,226,778	—

Cash and cash equivalents, end of period	$27,641,470	$11,397,149	$27,641,470

Supplemental disclosure of cash flow information
Interest paid	79,388	21,847	1,123,204
Income taxes paid	—	—	172,451
Property and equipment purchased under capital lease	—	—	449,744
Common stock issued on conversion of debt	—	6,842,144	6,842,144
Preferred stock issued on conversion of debt	—	—	5,337,417

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

The Company has incurred recurring losses and negative cash flows from operations since inception. As of September 30, 2013, the Company had an accumulated deficit of $129.0 million. The Company expects operating losses and negative cash flows to continue for the foreseeable future until such time, if ever, that it can generate significant revenues from its product candidates currently in development. At September 30, 2013, the Company had cash and cash equivalents of $27.6 million. Management believes that the cash and cash equivalents at September 30, 2013 will be sufficient to meet estimated working capital requirements and fund planned operations into the second half of 2015.

The Company is subject to those risks associated with any pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants.

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes included in Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted.

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

New Accounting Pronouncement: In March 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on foreign currency matters in order to clarify the guidance for the release of cumulative translation adjustments. The guidance is effective for interim and annual periods beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

3.	Fair Value Measurements

Financial instruments of the Company consist of cash deposits, money market investments, other receivables, accounts payable, certain accrued liabilities and debt. The carrying value of these financial instruments generally approximates fair value due to their short-term nature.

FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820-10 establishes three levels of inputs that may be used to measure fair value:

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

The Company recognizes transfers between input levels as of the actual date of event. There were no transfers between levels and the following table provides the assets carried at fair value:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Assets:
Certificates of Deposit	$15,001,448	$15,001,448
Money Market Fund	11,097,252	11,097,252

Total	$26,098,700	$26,098,700	$—	$—

December 31, 2012
Assets:
Money Market Fund	$9,107,500	$9,107,500	$—	$—

4.	Other Receivables

Other receivables as of September 30, 2013 and December 31, 2012, consist of the following:

	September 30, 2013	December 31, 2012
Receivables related to the sale of New Jersey net operating losses	$—	$1,363,559
Receivables related to value added tax recovery	—	95,910
Receivables related to the Leukemia & Lymphoma Society funding	—	500,000
Other receivables	9,425	40,888

	$9,425	$2,000,357

5.	Other Current Assets

Other current assets as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013	December 31, 2012
Clinical trial materials	$530,391	$—

6.	Property and Equipment

Property and equipment as of September 30, 2013 and December 31, 2012 including assets held under capital lease, consists of the following:

	September 30, 2013	December 31, 2012
Computer and equipment	$125,373	$103,858
Furniture and office equipment	97,068	145,499
Laboratory equipment	1,760,632	1,779,188
Capital lease equipment	155,523	155,520
Leaseholds	37,789	73,060

	2,176,385	2,257,125
Less: Accumulated depreciation	(998,869)	(1,012,100)

	$1,177,516	$1,245,025

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Depreciation and amortization	$51,239	$80,977	$148,291	$252,656

In February 2012, the Company closed a laboratory in Canada and consigned certain property and equipment for sale with net book value of $507,622. At September 30, 2013 and December 31, 2012, the net book values of the remaining consigned equipment were $74,086 and $251,269, respectively, and consisted solely of scientific equipment which is presented as assets held for sale on the consolidated balance sheet.

During the nine months ended September 30, 2013 assets held for sale with a net book value of $177,428 were sold for proceeds of $51,776 resulting in a loss on disposal of $125,422.

During the nine months ended September 30, 2013, the Company wrote off other property and equipment and incurred a loss of $1,211.

7.	Accrued Liabilities

Accrued liabilities as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Accrued bonuses	$481,429	$458,177
Accrued salaries and vacation	277,147	198,817
Accrued professional fees	15,918	265,802
Accrued clinical trial expenses	550,396	188,057
Accrued trade payables other	77,845	84,145

	$1,402,735	$1,194,998

8.	Stockholders’ Equity

April 2013 Final Closing of Private Placement

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

In connection with this final closing of the financing, 1,923,599 shares of common stock and 161,327 warrants to purchase shares of common stock at $5.21 and 1,056,898 warrants to purchase shares of common stock at $3.58 per share were issued to certain existing stockholders of the Company who participated in earlier closings of this financing. The fair value of these common shares and warrants was recognized as a derivative liability with a corresponding charge to the statement of loss. The derivative liability was fair valued at $7,473,108 and the fair value was measured using significant unobservable inputs (Level 3). Upon the final closing of the April 2013 private placement, the derivative liability was reclassified into stockholders’ equity as the obligation to issue additional securities no longer existed.

Warrants

The following table summarizes the warrants outstanding to purchase common stock as of September 30, 2013:

Issue date	Number of warrants	Exercise price	Term
March 2009	12,445	$11.25	7 years
December 2011	123,585	5.21	7 years
February 2012	3,700	5.21	6 years
June 2012	17,267	5.21	7 years
August 2012	112,536	5.21	7 years
April 2013	161,327	5.21	7 years
April 2013	3,977,290	3.58	7 years

	4,408,150

9.	Stock Based Compensation

The following table provides a summary of option activity during the nine months ended September 30, 2013:

	Number of options	Exercise price
December 31, 2012	806,788	$2.52
Granted	1,549,150	3.12
Cancelled	(5,190)	2.42

September 30, 2013	2,350,748	$2.91

Exercisable at September 30, 2013	798,531	$2.52

The following table provides information regarding stock options activity during the periods:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Stock compensation expense recognized	$235,289	$803	$322,069	$2,408
Weighted average grant-date fair value of stock options issued (per share)	$2.11	$—	$2.14	$—
Grant-date fair value of stock options issued	$59,080	$—	$3,314,341	$—
Volatility	117.0%	—	118.3%	—
Risk-free interest rate	1.6%	—	1.9%	—
Dividend yield	0%	—	0%	—
Expected life in years	6.0	—	6.2	—

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

The Company amortizes the grant-date fair value of stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. At September 30, 2013, the total compensation cost related to non-vested awards not yet recognized and weighted average period over which it will be recognized was $3,031,299 and 3.5 years, respectively.

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

	Total Assets
	September 30, 2013	December 31, 2012
United States	$28,227,117	$11,578,590
Canada	701,664	717,250
Germany	1,106,258	1,143,104

Total Assets	$30,035,039	$13,438,944

	Net Loss
	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
United States	(3,274,731)	(5,770,908)	(15,649,089)	(8,733,523)
Canada	(402,681)	(443,986)	(1,753,248)	(1,633,252)

Total Net Loss	$(3,677,412)	$(6,214,894)	$(17,402,337)	$(10,366,775)

11.	Commitments and Contingencies

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

In consideration of funding by the Leukemia & Lymphoma Society ® (“LLS”) and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, the Company may be required to pay LLS a multiple on the LLS funding, (LLS funding is the $5 million in support of the Phase 3 study in addition to the approximately $4.1 million the Company received in support of the Phase 2 study). Subject to exclusions under the agreement, the Company is obligated to pay LLS an amount equal to 50% of the cash payments the Company receives from out-licenses and transfers of rights to the product or other liquidity event, as defined in the agreement, until LLS has received an amount equal to 1.5 times the amount of funding the Company receives from LLS. The total amount payable by the Company to LLS will not exceed 3.55 times the amount of funding received from LLS, with the specific amount depending on when the payment(s) occur relative to the timing of the research program and product commercialization. The payments may take the form of cash payments or royalties (not to exceed 5% of net sales) but will not exceed the maximum amount referred to in the preceding sentence.

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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission (“SEC”), especially on Forms 10-K, 10-Q and 8-K. In Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

Overview

Celator Pharmaceuticals, Inc. (“Celator”), headquartered in Ewing, New Jersey, is a pharmaceutical company developing new and more effective therapies to treat cancer. Celator is currently focused on a clinical stage product, CPX-351 for the treatment of secondary acute myeloid leukemia (AML). Celator also has operations in Vancouver, British Columbia, Canada which are managed in the wholly-owned subsidiary, Celator Pharmaceuticals Corp. Celator has 20 full-time employees, of whom seven hold Ph.D.’s or M.D.’s in their respective areas of expertise.

CombiPlex®, Celator’s drug ratio technology, is a distinct nano-scale drug delivery technology platform based on liposomes and nanoparticles. Celator’s lead product, CPX-351 for the treatment of AML, has completed two randomized, controlled Phase 2 studies in over 250 patients with AML and has commenced a Phase 3 study in 300 patients with secondary AML in the fourth quarter of 2012. Celator’s pipeline includes a clinical stage product, CPX-1, for colorectal cancer and CPX-571 and CPX-8, both preclinical stage product candidates, potentially for solid tumors.

Celator was founded in 1999 by a team led by Dr. Lawrence Mayer (currently Celator’s President and Chief Scientific Officer) and Dr. Marcel Bally from the British Columbia Cancer Agency. Celator’s strategy evolved into developing drug combination products based on CombiPlex, Celator’s proprietary drug ratio technology platform.

Since the founding of Celator, $86.4 million has been invested in research and development with funds being used with the Company’s proprietary technologies, including CombiPlex, creating a pipeline of drugs and managing the clinical studies. Celator’s commercial success depends upon its ability, and the ability of any of its future collaborators, to develop, manufacture, market, and sell the product candidates. Numerous U.S. and foreign-issued patents and pending patent applications that are owned by third parties exist in the fields in which Celator is developing products. There is no guarantee that Celator will be able to market or sell any of its products.

Celator intends to use its cash and cash equivalents to fund its development activities, including clinical studies, manufacturing development (including capital expenditures), working capital and other general corporate purposes.

Celator has spent research and development funds on clinical studies, research collaborations and intellectual property costs. The three major studies are:

•	Study 204 - Randomized Phase 2 Study of CPX-351 in Newly Diagnosed AML Patients, Age 60-75

•	Study 205 - Randomized Phase 2 Study of CPX-351 in AML in First Relapse Patients, Age 18-65

•	Study 301 - Randomized Phase 3 Study in Patients with sAML, Age 60-75

Study 204 was intended to be a direct test of whether delivery of a fixed, synergistic ratio of two drugs (i.e., CPX-351) provided increased clinical efficacy over conventional administration of the same agents (i.e., 7+3 regimen). In the overall population, patients treated with CPX-351 achieved relative improvements over the control arm. The first patient was enrolled in November 2008, and this study has been completed, and no further costs are expected to be incurred. In secondary AML patients, the response rate increased by 82% (57.5% vs. 31.6%), the 60-day mortality was decreased approximately 81% (6.1% vs. 31.6%), the median event free survival increased approximately 3.5 fold (4.5 months vs. 1.3 months) and the median overall survival increased approximately 2-fold (12.1 months vs. 6.1 months).

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

Study 301 has been undertaken to confirm the Study 204 clinical observations where CPX-351 provided the largest efficacy improvements in secondary AML patients and to provide the necessary data for product registration. Study 301 enrolled the first patient in December 2012. There will be significant costs associated with this study, including site enrollment, grants, patient monitoring, database maintenance, statistical monitoring, data analysis, salaries and insurance. The projected cost for this study is $35.0 million, and primary efficacy endpoint is anticipated in early 2016. The timeline and costs for this study have been based on Celator’s experience with Study 204; Celator has targeted sites in the U.S. and Canada for participation in this study. If this study is prolonged due to an insufficient number of study sites, a lack of patient enrollment or some other unforeseen circumstance, the costs will increase.

Total patient enrollment is expected to be completed by year-end 2014, with initial data (remission rate and some safety data) available by the second quarter of 2015. The final overall survival endpoint is expected to be available in the first quarter of 2016, with the New Drug Application (NDA) anticipated to be filed in the second half of 2016.

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

In June 2012, Celator entered into an agreement with the Leukemia and Lymphoma Society (“LLS”) pursuant to which the LLS is providing $5.0 million in funding from the LLS Therapy Acceleration Program (“TAP”) program for the Phase 3 study of CPX-351. The agreement provided for LLS to make an upfront payment of $2.0 million to Celator, which was received in July 2012, and further payments totaling an additional $3.0 million on the achievement of clinical milestones; however, the amount may be refundable by the Company in the event of a material breach by the Company under the agreement. The $2.0 million upfront payment has been recorded as deferred revenue and will be recognized over the estimated performance period of the research and development services to be provided under the agreement. As of September 30, 2013, $1.3 million was deferred. In November

2012, a milestone payment of $500,000 was recognized for the first Institutional Review Board approval and a further milestone payment of $500,000 was earned for the first patient enrolled, which occurred in December 2012. In consideration of LLS’s funding, and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, the Company must pay LLS a multiple on the LLS funding. (LLS funding is the $5 million in support of the Phase 3 study in addition to the approximately $4.1 million the Company received in support of the Phase 2 study during 2010 and 2011). Subject to exclusions under the agreement, the Company is obligated to pay LLS an amount equal to 50% of the cash payments the Company receives from out-licenses and transfers of rights to the product or other liquidity event, as defined in the agreement, until LLS has received an amount equal to 1.5 times the amount of funding the Company receives from LLS. The total amount payable by the Company to LLS will not exceed 3.55 times the amount of funding received from LLS, with the specific amount depending on when the payment(s) occur relative to the timing of the research program and product commercialization. The payments may take the form of cash payments or royalties (not to exceed 5% of net sales) but will not exceed the maximum amount referred to in the preceding sentence.

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

Results of Operations

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Expenses

Research and Development: Research and development for three months ended September 30, 2013 increased due to the CPX-351 Phase 3 clinical trial which began recruiting patients in the fourth quarter of 2012. Celator charges research and development costs to operations as incurred.

Celator’s research and development expenses were $2,326,000 for the three months ended September 30, 2013 compared to $1,513,000 for the three months ended September 30, 2012 reflecting an increase of $813,000. The increase was primarily attributable to $379,000 increase in outsourced clinical trial and regulatory activities during the quarter related to the Phase 3 trial of CPX-351, $384,000 increase in compensation and stock option expense, $84,000 for a metabolism study for CPX-351, $85,000 increase in quality assurance audits and external services, $75,000 increase in stability and validation studies and $40,000 increase in clinical travel costs to sites. These increases were offset by reductions in manufacturing and drug and lipid costs of $227,000.

Leukemia & Lymphoma Society Funding: The LLS funding for the three months ended September 2013 was $136,000 as compared to $154,000 for the three months ended September 30, 2012. Amounts recognized during the quarters ended September 30, 2013 and 2012 represent amortization of a $2,000,000 upfront payment received during 2012 which was deferred and is being recognized over the estimated performance period of the research and development services to be provided under the agreement.

General and Administrative: General and administrative expenses consist of salaries and related benefits, lease expense of the facilities, professional fees relating to legal, accounting, and tax services and other administrative costs.

General and administrative expenses were $1,434,000 for the three months ended September 30, 2013 compared to $946,000 for the three months ended September 30, 2012, reflecting an increase of $488,000. The increase was primarily attributable to $566,000 increase in compensation and stock option expenses, $81,000 for board of directors and scientific advisory board expenses and $47,000 of recruitment expenses. These increases were offset by reductions in professional fees of $197,000 and reduction in fees associated with registering to become a public reporting company of $40,000.

Gain on Disposal of Property and Equipment: The Company recorded a gain on disposal of property and equipment of $12,000 for the three months ended September 30, 2013 as compared to $31,000 loss for the three months ended September 30, 2012. The gain in 2013 and loss in 2012 arose from the sale of assets that were classified as held for sale.

Amortization and Depreciation: Amortization and depreciation expense was $51,000 for the three months ended September 30, 2013 and $81,000 for the three months ended September 30, 2012. The decrease in expense was due to certain property and equipment consigned and classified as assets held for sale in 2012 which were no longer depreciated in 2013.

Other Income and Expenses

Interest Expense: Interest expense was $3,794,000 for the three months ended September 30, 2012 related to the Company’s previously outstanding Convertible Notes.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Expenses

Research and Development: Research and development for nine months ended September 30, 2013 increased due to the CPX-351 Phase 3 clinical trial which began recruiting patients in the fourth quarter of 2012. Celator charges research and development costs to operations as incurred.

Celator’s research and development expenses were $5,996,000 for the nine months ended September 30, 2013 compared to $3,296,000 for the nine months ended September 30, 2012 reflecting an increase of $2,700,000. The increase was primarily attributable to $1,656,000 increased in outsourced clinical trial and regulatory activities related to the Phase 3 trial of CPX-351, $100,000 increase in travel costs associated with clinical trials, $700,000 increase in compensation and stock option expenses, $102,000 for a metabolism study for CPX-351, $120,000 increase in drug storage and shipping costs to sites, $78,000 increase in quality assurance audits and external services and $97,000 increase for stability and validation studies. These increases were offset by reductions in manufacturing and drug and lipid costs of $218,000.

Leukemia & Lymphoma Society Funding: The LLS funding for the nine months ended September 30, 2013 was $425,000 compared to $289,000 for the nine months ended September 30, 2012. Amounts recognized during the nine months ended September 30, 2013 and 2012 represent amortization of a $2,000,000 upfront payment received during 2012, which was deferred and is being recognized over the estimated performance period of the research and development services to be provided under the agreement.

General and Administrative: General and administrative expenses consist of salaries and related benefits, lease expense of the facilities, professional fees relating to legal, accounting, and tax services and other administrative costs.

General and administrative expenses were $3,922,000 for the nine months ended September 30, 2013 compared to $2,845,000 for the nine months ended September 30, 2012, reflecting an increase of $1,077,000. The increase was primarily attributable to $858,000 increase in compensation expenses including severances related to finance staff reductions in Vancouver, British Columbia, Canada, new finance staff in New Jersey, executive compensation and stock option charges, $128,000 increase in board of directors and scientific advisory board expenses, $87,000 increase in directors and officers insurance, $83,000 recruitment expenses and $206,000 increase in professional fees.

These increases were offset by a reduction of $312,000 in diligence related costs with registering to become a public reporting company incurred during the nine months ended September 30, 2012.

Loss on Disposal of Property and Equipment: The Company recorded a loss on disposal of property and equipment of $127,000 for nine months ended September 30, 2013 as compared to $50,000 for the nine months ended September 30, 2012.

Amortization and Depreciation: Amortization and depreciation expense was $148,000 for the nine months ended September 30, 2013 and $253,000 for the nine months ended September 30, 2012. The decrease in expense was due to certain property and equipment consigned and classified as assets held for sale which were no longer depreciated in 2013.

Other Income and Expenses

Non-cash derivative instrument charge: Non-cash derivative instrument charge was $7,473,000 for the nine months ended September 30, 2013. The charge resulted from the obligation to issue additional shares of common stock and warrants by Celator, at the April 29, 2013 closing, to certain existing stockholders who participated in early closings of this financing.

Interest Expense: Interest expense was $147,000 and $4,221,000 for the nine months ended September 30, 2013 and September 30, 2012 respectively. Interest expense of $72,000 for the nine months ended September 30, 2013 related to interest on a bank loan and $75,000 related to non-cash financing costs. Interest expense of $27,000 for the nine months ended September 30, 2012 related to interest on a bank loan and $4,194,000 was non-cash related to the Company’s previously outstanding Convertible Notes.

Liquidity and Capital Resources

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. To date, the Company has funded its operations primarily through private placements of preferred stock and common stock, convertible debt and debt financings. However, we may pursue additional financing options, including entering into agreements with collaborative partners in order to provide milestone payments, license fees and equity investments. As of September 30, 2013, the Company had received net proceeds of approximately $140.1 million from the sale of equity securities, approximately $7.5 million from the issuance of convertible promissory notes, and approximately $10.4 million from bank debt. As of September 30, 2013, the Company had cash and cash equivalents of approximately $27.6 million. In April 2013, the Company raised $29.4 million of net proceeds from the final round of a private placement (See Note 8 to the Consolidated Financial Statements). We expect to continue to incur losses as we fund our research and development activities and commercial launch activities, and we do not expect material revenues for at least the next few years.

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

Cash Flows

Net cash used in operating activities was $8,398,000 for the nine months ended September 30, 2013. The nine months ended September 30, 2013 amount reflected the Company’s net loss of $17,402,000, offset by $8,122,000 in net non-cash charges including amortization and depreciation of $148,000, stock-based compensation expense of $322,000, loss on disposal of property and equipment of $127,000, non-cash charge relating to a derivative instrument of $7,473,000 and non-cash interest expense of $75,000 related to the deferred financing costs amortization for bank loan. In addition, the Company generated $860,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the nine months ended September 30, 2013. The changes in operating assets and liabilities were decreases in other receivables of $1,991,000, increases in accrued liabilities of $208,000 and deferred rent liability of $23,000 offset by increases in prepaid expenses and deposits $134,000, restricted cash of $250,000, and other current assets of $530,000 and decreases in accounts payable of $22,000 and deferred revenue of $425,000. Net cash used in operating activities was $2,706,000 for the nine months ended September 30, 2012. The nine months ended September 30, 2012 amount reflected the Company’s net loss of $10,367,000, offset by $4,499,000 in net non-cash charges including amortization and depreciation of $253,000, stock-based compensation expense of $2,000, loss on disposal of property and equipment of $50,000 and non-cash financing costs of $4,194,000 related to the Company’s previously outstanding Convertible Notes. In addition, the Company generated $3,162,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the nine months ended September 30, 2012. The changes in operating assets and liabilities were decreases in other receivables of $1,114,000, and increases in accounts payable of $322,000, accrued liabilities of $38,000, and deferred revenue of $1,846,000 offset by increases in prepaid expenses and deposits of $102,000, other assets of $54,000, and restricted cash of $2,000.

Cash used in investing activities was $30,000 for the nine months ended September 30, 2013, reflecting $82,000 of property and equipment expenditures and $52,000 of proceeds from the sale of property and equipment. Cash provided by investing activities for the nine months ended September 30, 2012 was $13,000, reflecting $18,000 of property and equipment expenditures, and $31,000 of proceeds from sale property and equipment.

Cash provided by financing activities for the nine months ended September 30, 2013 was $26,420,000. The cash inflow was from the net proceeds of $29,420,000 from the April 2013 final round of a private placement offset by $3,000,000 for the repayment of bank debt. Cash provided by financing activities for the nine months ended September 30, 2012 was $10,863,000. The cash inflow was from the proceeds from issuance of common stock of $5,439,000 and the issuance of debt of $5,424,000.

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

We invest excess cash in investment grade, interest-bearing securities and at September 30, 2013, had approximately $26.1 million invested in money market instruments and certificates of deposit. Such investments are subject to interest rate and credit risk and are not fully insured by the federal government. We believe our policy of investing in highly rated securities, whose liquidities are, at September 30, 2013, all less than 90 days minimizes such risks. In addition, while a hypothetical one percent per annum decrease in market interest rates would have decreased our interest income for the period, it would not have resulted in a loss of the principal and the decline in interest income would have been immaterial to us.

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Canadian dollars. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations, and during the nine months periods ended September 30, 2013 and 2012, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, management identified a material weakness with respect to the recording of an obligation to issue additional shares of common stock and warrants as a derivative liability. The design of the Company’s procedures for the evaluation of complex accounting transactions and analysis of significant contracts, including the timely involvement of legal counsel was not effective and a material error occurred in the financial statements for the quarter ended March 31, 2013.

Remediation

Management has initiated steps to remediate the material weakness, including implementing a more formal review of complex accounting transactions and instituting procedures to involve external legal counsel on a timely basis to review significant contracts to ensure that the accounting transactions are reported timely and in accordance with the key terms of the contracts and U.S. generally accepted accounting principles.

Based on the Company’s evaluation and the remediation of the material weakness, as described above, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013.

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

There were no sales of equity securities during the three months ended September 30, 2013 other than as previously disclosed in the Company’s current report on Form 8-K filed with the SEC on May 3, 2013, which the Company incorporated by reference into this Form 10-Q quarterly report.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by referenceto Exhibit 3.1 to the Company’s Form 8-K current report filed on May 24, 2013.)

3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)

4.1	Form of Warrant. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K current report filed on May 3, 2013.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.1	The following materials from Celator Pharmaceuticals Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statement of Loss and Comprehensive Loss for the three and nine months ended September 30, 2013 and September 30, 2012, (iii) Consolidated Statements of Stockholders’ Equity for the period November 18, 1999 (inception) to September 30, 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012, (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELATOR PHARMACEUTICALS, INC.

Signature	Title	Date

/s/ Scott T. Jackson Scott T. Jackson	Chief Executive Officer and a Director (principal executive officer)	November 12, 2013

/s/ Fred M. Powell Fred M. Powell	Vice President and Chief Financial Officer (principal financial and accounting officer)	November 12, 2013

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.1	The following materials from Celator Pharmaceuticals Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statement of Loss and Comprehensive Loss for the three and nine months ended September 30, 2013 and September 30, 2012, (iii) Consolidated Statements of Stockholders’ Equity for the period November 18, 1999 (inception) to September 30, 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012, (v) Notes to Consolidated Financial Statements.