Form 10-K
period 2013-12-31
Celator Pharmaceuticals Inc
filed 2014-03-24
CIK 1327467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-54852

CELATOR PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2680869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 PrincetonSouth Corporate Center, Suite 180 Ewing, New Jersey	08628
(Address of principal executive offices)	(Zip Code)

(609) 243-0123

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable

The registrant had 26,035,596 shares of common stock outstanding on March 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2014 Annual Meeting of Stockholders of Celator Pharmaceuticals, Inc. (hereinafter referred to as “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s year ended December 31, 2013.

CELATOR PHARMACEUTICALS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission, referred to herein as the SEC, encourages companies to disclose forward looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements that the Company, as defined in Item 1, may make from time to time, including, without limitation, statements contained in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things:

•	the Company will need to raise additional funds to complete the development and potential commercialization of CPX-351 and other product candidates, if any;
•	raising additional funds by issuing securities, or through licensing or lending arrangements, may cause dilution to the Company’s existing stockholders, restrict the Company’s operations or require it to relinquish proprietary rights;
•	the Company relies on third-party distributors and manufacturers for the supply of CPX-351 as well as the control arm, and there is no guarantee that the Company can procure sufficient quantities to supply the Phase 3 study;
•	if third parties upon which the Company relies to manufacture its product fail to provide products meeting specifications at acceptable quality levels or prices, the Company’s development and commercialization of any of its product candidates could be stopped, delayed or made less profitable;
•	the failure to enroll patients in clinical studies may cause delays;
•	the results of preclinical studies and early clinical studies are not necessarily predictive of future results and any product candidate the Company advances, if any, may not have favorable results in later clinical studies or receive regulatory approval;
•	the regulatory approval process is uncertain and may prevent the Company from obtaining approval for the commercialization of the product candidates;
•	the Company’s products may be subject to technology risks that may restrict or prevent their development and commercialization;
•	the Company may not be successful in protecting and enforcing its proprietary technologies and its intellectual property, and third party intellectual property may limit or interfere with, or eliminate its ability to make, use and sell the Company’s products; and
•	other factors discussed or incorporated by reference under “Risk Factors.”

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Form 10-K annual report might not occur. The reader is cautioned not to place undue reliance on forward-looking statements that speak only as of the date of this Form 10-K annual report. The Company is not under any obligation, and the Company expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law. All subsequent forward-looking statements attributable to the Company, or to any person authorized to act on the Company’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I

ITEM 1. BUSINESS

Overview

Celator Pharmaceuticals, Inc., with locations in Ewing, N.J., and Vancouver, B.C., is a pharmaceutical company developing new and more effective therapies to treat cancer. CombiPlex®, the Company’s proprietary drug ratio technology platform, represents a novel approach that identifies molar ratios of drugs that will deliver a synergistic benefit, and locks the desired ratio in a nano-scale drug delivery vehicle that maintains the ratio in patients with the goal of improving clinical outcomes. The Company’s pipeline includes two clinical stage products, CPX-351, a liposomal formulation of cytarabine:daunorubicin for the treatment of acute myeloid leukemia, or AML, and CPX-1, a liposomal formulation of irinotecan:floxuridine, for the treatment of colorectal cancer; and preclinical stage product candidates, including CPX-571, a liposomal formulation of irinotecan:cisplatin, and CPX-8, a hydrophobic docetaxel prodrug nanoparticle, or HDPN, a formulation being studied by the National Cancer Institute’s Nanotechnology Characterization Laboratory. The majority of the Company’s current research and development funds will be spent on its lead product candidate, CPX-351. The Company may seek collaborative partners to advance its other programs.

The Company has spent research and development funds on clinical studies, research collaborations and intellectual property costs. The three major studies for CPX-351 are:

•	Study 204 — Randomized Phase 2 Study of CPX-351 in Newly Diagnosed AML Patients, Age 60 – 75;
•	Study 205 — Randomized Phase 2 Study of CPX-351 in AML Patients in First Relapse, Age 18 – 65; and
•	Study 301 — Randomized Phase 3 Study in Patients with High-Risk (Secondary) AML (sAML), Age 60 – 75.

Study 204 was intended to be a direct test of whether delivery of a fixed, synergistic ratio of two drugs (i.e., CPX-351) provided increased clinical efficacy over conventional administration of the same agents (i.e., which is a 7-day continuous infusion of cytarabine, combined with daunorubicin on days 1, 2 and 3, commonly referred to as the 7+3 regimen). This study is complete. In the overall population, in patients treated with CPX-351 the response rate increased by 30% (66.7% vs. 51.2%), the 60-day mortality was decreased by approximately 68% (4.7% vs. 14.6%), and the median overall survival increased approximately 14% (14.7 months vs. 12.9 months). In sAML patients (approximately 41% of the overall population), the response rate increased by 82% (57.5% vs. 31.6%), the 60-day mortality was decreased approximately 81% (6.1% vs. 31.6%), the median event-free survival increased approximately 246% (4.5 months vs. 1.3 months) and the median overall survival increased approximately 98% (12.1 months vs. 6.1 months).

Study 205 was a randomized Phase 2 study designed to be a direct test of whether CPX-351 provides increased clinical efficacy over salvage therapies in AML patients in first relapse age 18-65. This study is complete. In the overall population, CPX-351 resulted in a 21% relative increase in response rate (49.4% vs. 40.9%) compared to the control arm of salvage therapies, a 7% decrease in the 60-day mortality (14.8% vs. 15.9%), a relative 35% increase in median overall survival (8.5 months vs. 6.3 months) and an approximately 31% increase in 1-year survival rate (35.8% vs. 27.3%). For patients in the unfavorable risk category (68% of the overall population), CPX-351 resulted in a 42% relative increase in response rate (39.3% vs. 27.6%) compared to the control arm of salvage therapies, a 33% decrease in 60-day mortality (16.1% vs. 24.1%), a 57% relative increase in median overall survival (6.6 months vs. 4.2 months) and a 172% increase in 1-year survival rate (28.6% vs. 10.3%).

Study 301 is a randomized controlled Phase 3 study in patients with sAML, with overall survival as the primary endpoint. This Phase 3 study has been undertaken to confirm the Study 204 clinical observations where CPX-351 provided the largest efficacy improvements in sAML patients and to provide the necessary data for product registration. Study 301 enrolled the first patient in December 2012, completed its first independent Data and Safety Monitoring Board review in December 2013, and achieved 50% of its planned enrollment, of 300 patients, in January 2014. There will be significant costs associated with this study, including site enrollment grants, patient monitoring, database maintenance, statistical monitoring, data analysis, salaries and insurance. Sites in the U.S. and Canada are participating in this study.

Total patient enrollment for Study 301 is expected to be completed in the fourth quarter of 2014, with initial data (remission rate and some safety data) available in the second quarter of 2015. The overall survival endpoint is expected to be available for determination in the first quarter of 2016, with the New Drug Application, or NDA, anticipated to be filed in the second half of 2016.

All of the Company’s potential products are in research and development phases. The Company has not generated any revenues from the sale of any such products, and the Company does not expect to generate any such revenues for at least the next several years. The Company has earned revenue from collaborative research and development agreements and milestone revenue through agreements with The Leukemia & Lymphoma Society®, or LLS. All product candidates that are in clinical testing or that the Company advances to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. The Company may not be successful in its research and development efforts, and the Company may never generate sufficient product revenue to be profitable.

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

Celator scientists are recognized experts in the development and assessment of lipid-based drug carriers. This expertise has been critical to the development of a novel liposome delivery technology capable of co-formulating multiple therapeutic agents. Specifically, cell-based screening assays have frequently identified synergistic drug combinations of agents with markedly different chemical attributes. In the simplest terms, one drug may be highly water soluble, while the other may exhibit low solubility in water but higher lipid solubility. In order to design a delivery system for such agents it is necessary to:

•	control the ratio of the drugs in the carrier when prepared;
•	maintain the ratio of the drugs in the carrier while circulating in the blood; and
•	ensure that the drugs are released at the correct synergistic ratio when delivered to the tumor by the carrier.

Celator’s formulation scientists have been able to achieve this through manipulations of existing liposomal carriers as well as the development of proprietary drug loading methods and low-cholesterol liposome compositions, where two chemically diverse agents encapsulated within Celator’s proprietary liposomes provides controlled and simultaneous release of both drugs in the blood.

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

Celator Pipeline Overview

Celator believes its CombiPlex technology, and the drugs that have been developed utilizing it, offer an attractive opportunity for the following reasons:

•	two products have advanced beyond proof of concept to mid- and late-stage clinical development;
•	Celator has a pipeline of additional drug candidates for in-house development or partnering opportunities; and
•	the technology and the products have intellectual property protection.

Celator’s pipeline includes: CPX-351 (a liposomal formulation of cytarabine:daunorubicin), which has completed two randomized, controlled, Phase 2 studies in patients with AML and has commenced a Phase 3 study in 300 patients with secondary AML, or sAML, a form of AML with a poor prognosis; CPX-1 (a liposomal formulation of irinotecan:floxuridine), which has completed a Phase 2 study in patients with colorectal cancer; CPX-571 (a liposomal formulation of irinotecan:cisplatin), a preclinical stage compound; and CPX-8, a hydrophobic docetaxel prodrug nanoparticle formulation that has been selected by the National Cancer Institute’s Nanoparticle Characterization Laboratory for in vitro and in vivo study.

Celator is focusing its internal infrastructure efforts and expenditures initially on developing CPX-351 while exploring opportunities to partner/collaborate with pharmaceutical companies or secure additional financing to advance other product candidates or exploit its CombiPlex technology. In addition to the development strategy described above, in order to enhance Celator’s future growth, Celator may seek, on an opportunistic basis, to pursue complementary or strategic acquisitions, licenses and investments to continue to drive growth. Substantial additional funds will be required in order to successfully carry out Celator’s business strategy.

Celator Product Candidates

CPX-351

Acute Myeloid Leukemia represents a group of clonal hematopoietic stem cell disorders in which both failure to differentiate and excessive proliferation in the stem cell compartment result in accumulation of non-functional cells termed myeloblasts. Untreated AML in all ages is rapidly fatal, with patients dying on average within a few months of diagnosis. Even with treatment, particular groups of AML patients continue to have a poor prognosis. In 2013, it was estimated that approximately 14,590 people in the U.S. would be diagnosed with AML and 10,370 AML patients were expected to die. This reflects the fact that most AML patients will ultimately succumb to their disease and fewer than 30% will be cured. Risk factors that decrease sensitivity of the leukemia to therapy or decrease patient tolerance to therapy include increasing age, poor performance status, co-morbid medical conditions, accumulated chromosomal abnormalities, adverse mutations and multidrug resistance. Given that the median age at diagnosis of AML is 66 years, it is not surprising that the majority of patients diagnosed with AML are at high risk and in need of improved treatment options.

AML in older patients (age ≥60) is associated with increased risk of not responding to therapy and increased risk of dying from the treatment. There is broad overlap of the above risk factors with most older AML patients having one or more adverse features. The poor results of treatment in older patients with AML have led to a reluctance to treat elderly patients with intensive regimens designed to induce aplasia and complete remission.

Clearing the marrow of leukemia has historically been the only means of obtaining prolonged survival in AML patients. This is usually accomplished by use of intensive cytotoxic/cytoreductive therapy. The intensity of treatment needed to induce aplasia and complete remission is associated with early mortality rates of 10 – 20% in older patients considered fit for intensive therapy and is higher in patients with co-morbidities and poor performance status.

Secondary AML is a term that has been used to cover a heterogeneous group of poor prognosis AML arising in a setting of prior treatment with cytotoxic agents or radiation therapy and/or antecedent hematologic disorders (AHD). At the chromosomal level, specific karyotypic abnormalities have been identified and linked to sAML subtypes.

The 7+3 regimen consisting of seven days of continuous infusion cytarabine combined with day 1, 2, and 3 bolus injections of an anthracycline, such as daunorubicin, has been the standard first-line treatment for AML for over 30 years. Better therapies are urgently needed in view of the relatively poor prognosis for most patients with AML. Efforts to improve these outcomes, including intensification of treatment via modification of dose levels and schedules and/or addition of new cytotoxic and targeted therapies to existing regimens, have had limited success.

Despite the widespread use of the 7+3 regimen for AML, there has been little research focused on understanding how these two drugs interact on a cellular level. The different treatment schedules used for cytarabine and daunorubicin in the 7+3 regimen result in leukemia cells being exposed to constantly changing ratios, which may limit the effectiveness of this chemotherapy combination when some of those ratios are antagonistic. In fact, drug ratio dependency was observed and superiority of the 5:1 molar (i.e., number of molecules) ratio was identified by Celator in pre-clinical studies, both in vitro and in vivo. Consequently, the CombiPlex technology platform was applied to this combination and nano-scale liposomes were engineered that co-encapsulated cytarabine and daunorubicin, to maintain the optimal synergistic drug ratio for extended periods of time after intravenous injection, with the aim of improving anti-leukemia activity.

Scientific Rationale for CPX-351

When tested in a panel of tumor cell lines, the combination of cytarabine plus daunorubicin consistently displayed synergy and avoided antagonism at a 5:1 molar ratio. Decreasing the drug ratio resulted in a loss of synergy and an increased occurrence of antagonism. Nano-scale liposomes were engineered that co-encapsulated the two agents and maintained the drug ratio for extended times after intravenous injection. The drug ratio dependency and superiority of the 5:1 molar ratio was also confirmed with these delivery systems in preclinical leukemia efficacy studies. CPX-351 exhibited superior therapeutic activity compared to the conventional administration of this drug cocktail in all leukemia models tested, with high proportions of cures, and evidence of in vivo synergy under conditions where the unencapsulated drug cocktail provided minimal anti-leukemic activity. Importantly, this increased activity was selective for leukemia cells.

Increased efficacy with CPX-351 was observed in mice bearing bone marrow-engrafted human leukemia. In the absence of treatment the bone marrow is completely overrun with human leukemia cells within 21 days of intravenous tumor inoculation. The drug cocktail of cytarabine:daunorubicin administered at its maximum tolerated dose, or MTD, caused a modest reduction of leukemia cells in the bone marrow as evidenced by bone marrow cross sections. These mice died from leukemia shortly after treatment terminated. In contrast, the bone marrows of mice treated with CPX-351 were completely cleared of tumor cells and survival of the mice was extended by months. Studies have also demonstrated that CPX-351 persists in the bone marrow for days and that the liposome encapsulated drugs are taken up more by leukemia cells than by normal bone marrow cells.

The Company believes that the research that has been performed, both preclinically and clinically, cannot by its nature provide conclusive evidence that the product provides a completely antagonism-free approach to AML treatment. The Company believes, however, that the product candidate should maximize the probability of an antagonism-free approach to AML treatment and that currently there is no evidence, from either preclinical experiments or clinical observations that is inconsistent with the hypothesis. Preclinical studies have suggested that in vivo delivery of the 5:1 molar ratio of cytarabine and daunorubicin could markedly improve efficacy of this drug combination. Also, the prolonged drug exposure in the bone marrow provided by CPX-351 over the unencapsulated drug cocktail may provide further efficacy enhancement. Taken together, these preclinical studies supported the testing of CPX-351 in a clinical setting.

Previous Clinical Studies with CPX-351

To date, three clinical studies have been completed with CPX-351: (1) a Phase 1 dose escalation study in 48 advanced leukemia patients, (2) a randomized Phase 2 study in 126 newly diagnosed AML patients age 60 – 75, and (3) a randomized Phase 2 study in 125 AML patients in first relapse age 18 – 65. Results from the completed clinical studies that provide the rationale for the proposed Phase 3 registration study, as well as for the CPX-351 clinical development plan, in general, are provided below.

Phase 1 Study — Study 101

A Phase 1 dose escalation study was conducted at four centers in the U.S. in patients with relapsed/refractory leukemia or high-risk myelodysplastic syndrome, or MDS. CPX-351 was administered every other day for 3 doses by 90-minute infusion. The MTD was determined to be 101 U/m2 (1 Unit = 1.0 mg cytarabine + 0.44 mg daunorubicin) with dose limiting toxicities of persistent (>56 days) neutropenia (abnormally low number of circulating neutrophils, the most important type of white blood cell) and thrombocytopenia (decrease of circulating platelets in blood), hypertensive crisis and congestive heart failure (in the setting of sepsis). Pharmacokinetic (“PK”) analysis confirmed maintenance of the 5:1 molar ratio for over 24 hours and prolonged circulation half-life. Complete response (“CR”: defined as a disappearance of leukemia from the bone marrow, with recovery of normal blood counts) was first observed at 43 U/m2, roughly one-half of the MTD. At study completion, 48 patients had been entered. Among 43 AML patients, CR was achieved in nine patients and complete response with incomplete normal blood cell recovery (“CRi”: defined as a disappearance of leukemia from the bone marrow, with incomplete blood cell recovery) was observed in one patient at 32 U/m2. The positive outcomes of this Phase 1 study supported evaluating the efficacy of CPX-351 in a Phase 2 setting.

Randomized Phase 2 Study of CPX-351 in Newly Diagnosed AML Patients Age 60 – 75 — Study 204

The clinical anti-leukemic activity observed in the Phase 1 study was sufficient to allow initiation of a randomized study in newly diagnosed AML patients age 60 – 75, comparing CPX-351 (100 U/m2) against first-line therapy (7+3 regimen of cytarabine plus daunorubicin using 100 mg/m2 cytarabine per day for 7 days as a continuous infusion, combined with 60 mg/m2 daunorubicin per day for 3 days). This study was intended to be a direct test of whether delivery of a fixed, synergistic ratio of the two drugs (i.e., CPX-351) provided increased clinical efficacy over conventional administration of the same agents (i.e., 7+3 regimen). Patients were randomized 2:1 to receive CPX-351 or 7+3, respectively, and patients were stratified by risk group where patients classified as high risk had either older age (70 – 75) or sAML or complex cytogenetics (≥3 abnormalities). The primary endpoint of this study was response rate (CR + CRi: defined as the number of patients with CR and CRi divided by the number of patients receiving treatment, expressed as a percentage) and a successful Phase 2 study was prospectively defined as a difference in response rate favoring CPX — 351 with a p-value <0.1, which would support moving forward to a Phase 3 study.

The table below presents the efficacy and early mortality results from Study 204 for the overall patient population as well as for sAML patients, a group that was prospectively identified for subset analysis in the protocol. sAML is AML that arises from a pre-existing myelodysplastic syndrome or myeloproliferative disease, or treatment-related AML, which results after chemotherapy or radiation therapy for a previous malignancy. sAML is typically associated with a worse prognosis. In the overall population, patients treated with CPX-351 achieved relative improvements over the control arm; a 30% higher response rate (66.7% vs. 51.2%) and a 68% decrease in 60-day mortality rate (4.7% vs. 14.6%).

Table: Major efficacy parameter outcomes for CPX-351 and 7+3 treatment arms in the overall and secondary AML populations

	All Patients		All Patients	sAML		sAML
	CPX-351 (n=85)	7+3 (n=41)	Relative Improvement Over Control	CPX-351 (n=33)	7+3 (n=19)	Relative Improvement Over Control
Response (CR+CRi) Rate (%)	66.7	51.2	30.3%	57.5	31.6	82.0%
60-Day Mortality (%)	4.7	14.6	67.8%	6.1	31.6	80.7%
Median Event-Free Survival (months)	6.5	2.0	225.0%	4.5	1.3	246.2%
Median Overall Survival (months)	14.7	12.9 *	14.0%	12.1	6.1 *	98.4%

*	Includes patients who clinical investigators deemed non-responders to 7+3 who crossed over and received CPX-351.

One of the primary objectives of this randomized, controlled, Phase 2 clinical study was to identify a well-defined patient population exhibiting benefits from CPX-351 treatment that would be predictive of success in a Phase 3 setting. While improvements in leukemia clearance and response were observed for CPX-351 in all AML subgroups, the benefits were largest in high risk patients and sAML patients, in particular, which constitute approximately 41% of the older study population. In sAML patients, the response rate increased by 82% (57.5% vs. 31.6%), the 60-day mortality was decreased 81% (6.1% vs. 31.6%), and the median overall survival time increased approximately 98% (12.1 months vs. 6.1 months). Overall survival, or OS, results demonstrated improvements with CPX-351 that were statistically significant (p=0.01) with an approximate 54% decrease in the risk of death (hazard ratio=0.46) after 24 months of follow-up. It is important to note that patient demographics and risk factors were well balanced between the two study arms indicating that the improvements were not likely due to imbalances between the treatment arms favoring CPX-351. No other subgroup analyses were statistically significant, which is not unexpected given the small number of patients in each subgroup. The analyses do provide hypotheses for future studies in other patient populations.

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

In terms of safety, a qualitatively similar profile of adverse events, or AEs, was observed for both CPX-351 and the 7+3 regimen. The key difference in adverse events between CPX-351 and 7+3 was greater myelosuppression (decrease in bone marrow activity) with more prolonged median time to recovery from neutropenia (4 additional days) and thrombocytopenia (9 additional days) observed in the CPX-351 arm. This difference can be considered the flip side of the same effect that potent activity in the bone marrow had on leukemia clearance. Associated with this greater myelosuppression were increased adverse events such as febrile neutropenia and infection. In spite of these increased AEs, there was a decrease in the 60-day mortality rate associated with CPX-351 compared to 7+3 (4.7% vs. 14.6%), indicating that the AEs associated with CPX-351 treatment were reversible and well managed.

Randomized Phase 2 Study of CPX-351 in AML Patients in First Relapse, Age 18 – 65 — Study 205

Results from the Phase 1 study of CPX-351 also provided the rationale for a second randomized Phase 2 study (Study 205) for patients with first relapse AML, age 18 – 65. Eight patients age 65 or younger in the Phase 1 study had first relapse AML and all 8 achieved leukemia-free status leading to a complete response in 4 of the patients. Study 205 (supported through partnership with LLS) was structured similarly to the newly diagnosed AML clinical study. Patients were randomized 2:1 to receive either CPX-351 (81 patients)

administered at the same dose and schedule as used in Study 204 or control arm therapy consisting of investigator selected salvage treatment (44 patients). Patients were stratified by a methodology known as the European Prognostic Index, or EPI, into three strata: favorable risk, intermediate risk, and poor risk based on a scoring system that evaluated duration of first remission, cytogenetics, age, and presence or absence of prior stem cell transplant. The risk factors used to calculate the EPI were well balanced between the CPX-351 and salvage treatment arms. The distributions across risk groups were similar to historical data with approximately 12%, 20% and 68% in favorable, intermediate and poor risk groups, respectively.

The primary endpoint of this study was survival at one year with secondary endpoints including response rate and 60-day mortality. Due to the lack of any established standard of care for first relapse AML, the choice of salvage treatment for the control arm was determined by the investigator. Historical data indicate that approximately 70% of patients with first relapse AML of this age will die of their leukemia within the first year, regardless of the salvage treatment used.

Table: Major efficacy parameter outcomes for CPX-351 and Salvage treatment arms in the overall and poor risk first relapse AML populations

	All Patients		All Patients	Poor-risk EPI		Poor-Risk EPI
	CPX-351 (n=81)	Salvage (n=44)	Relative Improvement Over Control	CPX-351 (n=56)	Salvage (n=29)	Relative Improvement Over Control
Response (CR+CRi) Rate (%)	49.4	40.9	20.8%	39.3	27.6	42.4%
60-Day Mortality (%)	14.8	15.9	6.9%	16.1	24.1	33.2%
Median Event-Free Survival (months)	4.0	1.4	185.7%	1.9	1.2	58.3%
1-Year Survival (%)	35.8	27.3	31.1%	28.0	10.3	171.8%
Median Overall Survival (months)	8.5	6.3	34.9%	6.6	4.2	57.1%

The results from the first relapse AML Phase 2 study shown in the table above closely mirrored those in newly diagnosed AML patients. CPX-351 exhibited higher response rate as well as improvements in OS and 1-year survival rate. Similar to the newly diagnosed AML study, the degree of benefit provided by CPX-351 was greater in patients with poor risk characteristics (by EPI criteria). For these patients who constituted 68% of the patients in this study), CPX-351 outperformed control arm salvage treatment with a 42% relative increase in response rate (39.3% vs. 27.6% ), a 33% decrease in 60-day mortality (16.1% vs. 24.1%), a 57% relative increase in median OS (6.6 months vs. 4.2 months) and a 172% increase in 1-year survival rate (28.0% vs. 10.3%). The overall survival curves for the poor risk first relapse AML patients revealed a statistically significant (p=0.02) improvement for CPX-351 with an approximate 45% decrease in the risk of death (hazard ratio=0.55). No other subgroup analyses were statistically significant, which is not unexpected given the small number of patients in each subgroup. The analyses do provide hypotheses for future studies in other patient populations.

The general safety profile was comparable for both study arms except for more prolonged neutropenia and thrombocytopenia following CPX-351 with median absolute neutrophil count recovery (>1000/μL) requiring 42.0 days vs. 34 days and median platelet recovery (>100,000/μL) requiring 45 days vs. 35.0 days. More prolonged myelosuppression led to higher rates of severe infections (66.7% vs. 61.4%), fatal infections (12.3% vs. 6.8%) and hemorrhage events.

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

•	qualitatively, the adverse events observed are similar to the safety profile of the 7+3 regimen, considered the standard of care for initial treatment;
•	the 60-day mortality associated with CPX-351 was less than that observed with the 7+3 regimen (4.7% vs. 14.6% in newly diagnosed AML patients), indicating that the adverse events associated with CPX-351 treatment resulted in fewer deaths than standard of care treatment; and
•	the rate of response, event-free survival and overall survival were similar to control arm for lower risk patients and favorable compared to control arm for higher risk patients, particularly for patients with sAML.

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

Future Clinical Development of CPX-351: Summary and Conclusion

Celator has completed three clinical studies involving 214 CPX-351-treated and 85 control arm patients and the consistency of the findings from these studies has been notable. Cumulative data from all three completed clinical studies demonstrate response at every stage of AML from previously untreated to multiple relapsed patients with consistent evidence that patients with high risk or poor prognosis AML have the greatest relative benefit. Coherent efficacy data with substantial improvements in CR+CRi rate, event free survival, or EFS, and OS provide the rationale for undertaking a Phase 3 study with the intent of regulatory approval and product commercialization. The relationship between risk and clinical outcome provides insight into the observations that treatment with CPX-351 leads to a greater benefit in high risk AML patients. As indicated above, CPX-351 provided evidence of improved anti-leukemic activity in all AML patient populations. In low risk patients, standard treatments are also effective and an improvement is therefore more difficult to demonstrate. However, in higher risk patients, the efficacy of standard treatments falls markedly. The activity of CPX-351 decreases, but CPX-351 retains more therapeutic activity in these patients than current treatments resulting in a larger relative efficacy improvement as seen in the randomized, controlled, Phase 2 studies.

The rationale for selecting newly diagnosed sAML patients ages 60-75 as the population for a Phase 3 registration study is based on (1) the clear unmet need in this readily identifiable and accessible AML population, (2) the clinically meaningful benefit in all efficacy and 60-day mortality parameters observed in this population and (3) the ability to directly translate the results of the Phase 2 study into the design of the Phase 3 registration study. Consequently, the Phase 3 study is believed to have acceptable clinical and regulatory risk because the patient population is tightly defined using internationally accepted definitions and the primary endpoint is overall survival using log rank testing as recommended by the FDA. The Company has met with regulatory authorities to review and discuss the development of CPX-351. This includes seven meetings with the FDA on topics regarding (i) chemistry, manufacturing and controls, (ii) clinical pharmacology and (iii) clinical development. Based on the feedback the Company received from the FDA from these meetings, the Company believes it has sufficient input from the FDA and a special protocol assessment was not pursued. If approved, Celator believes that CPX-351 may ultimately replace 7+3 on the basis of improved efficacy and safety.

Design of the Randomized Phase 3 Study in Patients with sAML — Study 301

The design of the Phase 3 study is based upon the Phase 2 study in newly diagnosed AML patients with a small number of important modifications. Key elements that are direct extensions of the newly diagnosed AML study are the use of the 7+3 regimen (cytarabine and daunorubicin) as the control arm with doses of 100 mg/m2 cytarabine and 60 mg/m2 daunorubicin, the same dose of CPX-351 (100 U/m2 days 1, 3 and 5) and the same number of courses (up to 2 inductions and 2 consolidations). The randomization has been changed from 2:1 to 1:1 and crossovers have been eliminated, avoiding interference with interpretation of survival data. The primary endpoint is overall survival. Patients age 60-75 with newly diagnosed previously untreated sAML defined according to published World Health Organization, or WHO, criteria are eligible. The study is designed to randomize and treat 300 patients, which provides greater than 90% power to detect an approximate 36.5% decrease in the risk of death (hazard ratio=0.635) with statistical significance (p ≤ 0.05).

The Phase 3 study is designed to address issues that have caused previous drugs to fail in registration attempts for AML. The design utilizes 1:1 randomization and allocates patients to receive either CPX-351 or the 7+3 regimen, which is the standard of care control arm. The control arm and the dose of daunorubicin within the control arm (60 mg/m2) were discussed with and accepted by the FDA, as was the use of overall survival with log rank statistical testing. Patient eligibility was also discussed and both the FDA and the European Medicines Agency, or EMA, accepted the use of WHO criteria for confirmation of sAML (with certain exceptions). Finally, potential confounding factors have been anticipated by a patient stratification scheme that will balance age and AML subtype between the two study arms. These design features provide rigor for potential acceptance of study results by both the FDA and the EMA.

The clinical risks of not replicating the results observed in Phase 2 can never be eliminated but have been reduced. The proposed study is based upon randomized Phase 2 data that demonstrated coherent improvements in efficacy. Moreover, the experience gained from conducting the randomized Phase 2 study has taught the Company’s clinical group invaluable lessons in how to conduct, monitor and collect data from a randomized study in this patient population. The Phase 3 study is being performed in the U.S. and Canada with 41 centers open as of March 2014 and with additional centers nearing initiation. The performance of the study at Canadian centers is not expected to impact FDA review or reduce the likelihood of regulatory approval because there is no meaningful difference in the practice of medicine in leukemia patients in the U.S. and Canada. Finally, the Phase 3 study is designed to reach statistical significance even with a level of efficacy (OS), that is approximately one-half that observed in Phase 2.

Anticipated Timing and Milestones for the CPX-351 Phase 3 Clinical Study

The first patient was enrolled in December 2012, and the Company anticipates enrolling the last patient in the fourth quarter of 2014. The primary endpoint analysis of OS is estimated to occur in the first quarter of 2016. The protocol also has analyses of secondary endpoints built into the design. All efficacy endpoints will be assessed after all patients have been randomized, treated and evaluated. Based on the above projections, pre-determined secondary endpoint analyses (such as response rate) are estimated to occur in the second quarter of 2015. In the CPX-351 Phase 2 studies, response rate correlated with survival outcome, and consequently the Company expects that a positive response rate outcome would reflect favorably on the likelihood of a positive OS endpoint in the Phase 3 study.

The Company has received funding under its agreement with LLS and has received proceeds from the private sales of securities which have enabled the Company to commence the Phase 3 study described above. The Company expects to finance its cash needs from time to time through a combination of equity offerings, debt financings, the sale of net operating loss carry forwards through the New Jersey Economic Development Authority, or NJEDA, Technology Business Tax Certificate Transfer Program, collaborations and strategic alliances.

The ability to meet the projected study timelines and milestones will depend on the ability of the Company to enlist clinical investigators and their institutions to participate in the Phase 3 study, the ability of clinical investigators to identify and accrue patients to enter the study and other factors that are delineated in the description of risks associated with the development of CPX-351, as well as the ability to raise additional funds. See “Risk Factors.”

Path to CPX-351 Registration and Expanded Patient Use

The results of the two randomized, controlled, Phase 2 studies demonstrate the potential clinical benefit of CPX-351 for AML patients. The consistency of the clinical data across both studies showed higher rates of leukemia clearance, higher response rates, reduced early mortality, and improvements in EFS and OS. Data from higher risk/poorer prognosis patient populations demonstrated statistically significant OS improvements in CPX-351 treated patients compared with control arm treatment in sAML patients (from the newly diagnosed AML study) and unfavorable/poor risk patients (per EPI criteria in the first relapse AML study). Based on these results, the “get-to-market” strategy is to conduct a Phase 3 study in patients with untreated sAML. The proposed development of CPX-351 was presented and discussed with both FDA and EMA. In parallel with the Phase 3 study, additional clinical pharmacology characterization and Chemistry, Manufacturing, Control, or CMC, activities required for final NDA submission will be initiated such that their completion will be coordinated with the completion of the Phase 3 study.

Additional Opportunities for CPX-351

Celator’s primary focus in the near-term will be on the completion of the Phase 3 study to register CPX-351 for the treatment of patients with sAML. However, Celator’s clinical studies to date provide evidence that a clinically meaningful benefit may be achieved in other patient populations beyond sAML. Consequently, Celator will consider studying CPX-351 in other patient populations through investigator-initiated studies and/or oncology cooperative groups. Additional investigator-initiated studies are underway and supported by the Company including:

•	reduced intensity conditioning for HSCT (hematopoietic stem cell transplantation) utilizing donor bone marrow;
•	reduced intensity conditioning for HSCT utilizing cord blood;
•	AML patients with high-risk of early mortality (determined by the treating physician to be unsuitable or “unfit” for intensive chemotherapy); and
•	relapsed or refractory leukemia in children and young adults.

The development of CPX-351 in other AML patient populations will help establish the utility of the drug. The differentiation strategy being pursued is for CPX-351 to replace the standard of care, the 7+3 regimen, in AML. There has been interest among hematologists in extending the use of CPX-351 to other hematologic malignancies such as myelodysplastic syndrome and acute lymphoblastic leukemia based on data obtained in Celator’s clinical studies as well as in preclinical studies. The patent estate covering CPX-351 provides protection (into 2029 based on issued claims and potentially into 2032 based on pending claims) to justify the additional clinical studies necessary to expand the use of CPX-351 to other patient populations.

Commercial Opportunity for CPX-351

While Celator can provide no assurance, the Company believes that the results from the randomized, controlled, Phase 3 clinical study with CPX-351 have the potential to provide proof of efficacy and safety for the use of CPX-351 in older patients with sAML, and will be the basis for seeking regulatory approval. The Phase 3, pivotal study is a controlled, randomized study comparing CPX-351 to the current standard of care, commonly referred to as the 7+3 regimen. This regimen has been the standard of care for over 30 years, and is comprised of two cytotoxic agents, cytarabine and daunorubicin. The 7+3 regimen is a 7 day continuous infusion of cytarabine, combined with daunorubicin on days 1, 2 and 3. CPX-351 contains the same 2 active ingredients, cytarabine and daunorubicin, but at a pre-determined synergistic 5:1 molar ratio. This synergistic ratio is preserved and maintained in human serum via co-encapsulation within a nanoparticle-size liposomal formulation. CPX-351 is administered as a 90-minute infusion on days 1, 3, and 5. Data from the pivotal study, along with data from the completed Phase 2 studies and the ongoing and proposed clinical studies (investigator-initiated or possibly cooperative group studies) are critical to Celator’s strategy of establishing the benefit of CPX-351 in patients with AML and other hematologic malignancies. Positive data also serve as proof of principle for Celator’s CombiPlex® technology platform.

In recent years, a number of products have attempted to gain regulatory approval as treatment for AML patients. Unfortunately, they have either failed in clinical studies or received negative outcomes from the FDA. Several products are currently in late-stage development, but none of the studies are being conducted in the patient population studied in the CPX-351 Phase 3 study. Celator selected sAML as the “get-to-market” strategy because Celator believes this represents the fastest path to market for a Phase 3 study and a higher probability for success because a statistically significant survival advantage has already been demonstrated in a randomized, controlled, Phase 2 study. Parallel development is warranted based on the clinical data. CPX-351 may provide potential benefit in other AML populations as well as other hematologic malignancies.

The Company estimates CPX-351 could be available to patients as early as 2017. Following the completion of the Phase 3 study, it is expected that pharmaceutical companies focused in oncology with interests in hematologic malignancies may be interested in gaining access to CPX-351 and the technology. This may result in licensing, merger or acquisition offers to Celator. One notable feature of this opportunity is that AML is an orphan disease with a narrow target audience that a focused, limited commercial organization could address. This has been demonstrated with other products approved as treatments for hematologic malignancies. Consequently, the Company will carefully weigh any such future commercialization offers against the time, costs and likelihood of success if the Company were to put a commercial infrastructure in place to support CPX-351 and future product candidates.

Competition

Celator operates in a highly competitive segment of the biopharmaceutical market. The Company faces competition from numerous sources including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Many of the Company’s competitors may have significantly greater financial, product development, manufacturing and marketing resources. Additionally, many universities and private and public research institutes are active in cancer research, and some may be in direct competition with Celator. The Company may also compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The unmet medical need in cancer is such that anticancer drugs are, by far, the leading class of drugs in development. Of the nearly 3,400 drugs in development in the U.S., approximately 1,000 were in the anticancer category. Although many of these compounds are targeted agents, such as biologics that target cell surface proteins; signal transduction, cell cycle control, apoptosis metabolic pathways, and DNA replication, chemotherapy regimens are likely to remain a cornerstone of cancer treatment in the foreseeable future.

Furthermore, the unprecedented activity in the identification and pharmaceutical development of novel single agents provides an opportunity for the Company to access drugs that have undergone significant preclinical and clinical development, but are no longer being pursued because of insufficient activity to warrant development as a single agent, or require Celator’s CombiPlex technology to capture their full therapeutic potential.

Several large pharmaceutical companies are applying significant research and development resources to the identification of effective drug combination treatments for cancer therapy. To date, the focus of such investigations has been on evaluating combinations of novel targeted therapeutics, either with existing anticancer chemotherapeutics or with other targeted agents in vitro, and subsequently testing selected combinations using each agent as a separate pharmaceutical in their conventional dosing format for in vivo testing. It is possible that such approaches will identify certain combinations that work effectively using this format. Celator has demonstrated in pre-clinical and clinical study settings that the ratios of two agents used in combination may further optimize the risk:benefit ratio.

The cancer indication for which the Company intends to develop its lead product, CPX-351, has a number of established therapies that may be considered competitive. A key consideration in the treatment of AML patients is the patient’s suitability for intensive therapy. The standard of care for the treatment of newly diagnosed AML patients who can tolerate intensive therapy is cytarabine in combination with an anthracycline (i.e., daunorubicin). For some patients, primarily those less than 60 years of age, a stem cell transplant could also be considered. The regimen of cytarabine plus an anthracycline has been the standard of care for several decades. A patient deemed unsuitable for intensive therapy may be offered the option for a low-intensity therapy, such as low-dose cytarabine, azacitidine or decitabine or possibly intermediate intensity therapy such as clofarabine. It should be noted that in the U.S., azacitidine, decitabine and clofarabine are not approved by the FDA for the treatment of AML patients. The initial focus for CPX-351 development is in patients who can tolerate intensive therapy. There are several major pharmaceutical companies and biotechnology companies who are aggressively pursuing new cancer development programs for the treatment of AML, ALL, lymphomas and other hematological malignancies, including both therapies with traditional, as well as novel mechanisms of action.

To the Company’s knowledge, there are no new products in late stage clinical development that would compete with CPX-351 for the intended Phase 3 study population. Consequently, the current competition in this indication remains the 7+3 regimen, which has been in place for more than 30 years. The 7+3 regimen, as noted earlier, is comprised of two agents that are available as generic therapies. Therefore, third-party payors and providers may encourage the use of generic products if CPX-351 does not adequately demonstrate a significant clinical improvement over 7+3. Whether CPX-351 is complementary or directly competitive with new agents in development for the treatment of other AML populations will depend on the safety/efficacy and mechanism of action of these new agents. See also “Risk Factors — If the Company’s competitors develop and market products that are more effective, safer or less expensive than CPX-351, the Company’s commercial opportunities may be negatively impacted.”

Additional Product Opportunities

In addition to CPX-351, the Company has other product candidates, which include CPX-1, CPX-571 and CPX-8.

•	CPX-1 is a liposomal formulation of irinotecan:floxuridine, which is a clinical stage product candidate;
•	CPX-571 is a liposomal formulation of irinotecan:cisplatin, which is a preclinical stage product candidate;
•	CPX-8 is a hydrophobic docetaxel prodrug nanoparticle which is a preclinical stage product candidate.

Additional capital, would be required should the Company elect to advance any of these candidates. The Company is exploring development both internal and through external partnering.

CPX-1

The combination of irinotecan plus a fluorinated pyrimidine, typically 5-FU, is a standard chemotherapy combination for the treatment of metastatic colorectal cancer, or CRC. In the FOLFIRI (folinic acid (leucovorin), 5-FU and irinotecan) regimen used today, irinotecan is administered bi-weekly as a 90 minute infusion of 180 mg/m2 on day 1 and 5-FU is administered starting with a bolus loading dose of 400 mg/m2 followed by a continuous infusion of 2.4-3 gm/m2 over 96 hours starting on day 1. Consequently, irinotecan: fluoropyrimidine ratios are continuously changing during the course of therapy, with the possibility of tumor cells being exposed to antagonistic drug ratios should this combination exhibit drug ratio-dependent synergy. It should be noted that floxuridine rather than 5-FU was selected for evaluation of drug ratio dependent synergy because floxuridine displayed enhanced retention in liposomes as well as the fact that previous studies have demonstrated the clinical equivalency of floxuridine with 5-FU in comparative clinical studies.

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

Complete response (“CR”: defined as disappearance of all clinical and radiological evidence of tumor), partial response (“PR”: defined as at least a 30% decrease in the sum of the longest diameter of target lesions by clinical and radiological evidence taking as reference the baseline sum of the longest diameters.), stable disease (“SD”: defined as a steady state of disease, i.e., neither sufficient shrinkage by clinical and radiological evidence to qualify for PR or sufficient increase to qualify for PD), and progressive disease (“PD”: defined as at least a 20% increase in the sum of the longest diameters of measured lesions by clinical and radiological evidence taking as references the smallest sum of longest diameters recorded since the treatment started; the appearance of new lesions will also constitute progressive disease) were evaluable in 30 of 33 patients. Three patients achieved a PR, 21 patients achieved SD and six patients had PD. Disease control (CR, PR or SD) was observed in 11 of 15 (73.3%) patients with CRC. Among the 18 subjects with other tumor types, one PR in non-small cell lung cancer, or NSCLC, and 11 SD were observed. Progression-free survival lasting greater than 6 months was observed in six patients with colorectal cancer and one patient each with pancreatic, ovarian and NSCLC. Colorectal cancer patients exhibited a favorable median progression free survival, or PFS, of 5.4 months. PFS is the length of time after initiation of treatment, during which the disease being treated (usually cancer), does not get worse.

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

Preclinical-Stage Pipeline

In addition to Celator’s two clinical-stage products, CPX-351 and CPX-1, research undertaken by the Company has identified two preclinical-stage products that have exhibited promising anticancer activity in animal models. These are CPX-571, a liposomal formulation containing the combination of irinotecan plus cisplatin, and CPX-8, a hydrophobic docetaxel prodrug nanoparticle, in this case a single drug formulation that utilizes the Company’s proprietary prodrug nanoparticle technology.

CPX-571

Small cell lung cancer, or SCLC, is characterized by rapid disease progression, low cure rates and a high incidence of mortality. There are an estimated 32,000 new cases per year in the U.S., which represents 15% of all lung cancers. SCLC is initially responsive to both chemotherapy and radiotherapy; however, the vast majority of patients relapse. Although the current standard of care represents the most effective drug therapy for patients with SCLC, novel treatments are warranted to improve the survival rates, particularly for recurrent disease.

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

CPX-8

The taxanes (e.g., Taxol® (paclitaxel) and Taxotere® (docetaxel) comprise a class of water-insoluble (hydrophobic) anticancer drugs that are used extensively to treat a range of cancers, including breast, ovarian and non-small cell lung. Whereas liposomes are well suited as nano-scale delivery systems for water soluble drugs such as those contained in CPX-351, CPX-1 and CPX-571, they typically are unable to retain hydrophobic agents such as the taxanes after administration in the body. The Company has developed nanoparticle formulations of both paclitaxel and docetaxel based on Celator’s proprietary hydrophobic prodrug technology platform (see below for full description) that are significantly more efficacious than the conventional commercially used formulations in preclinical tumor models.

Celator developed a library of taxane prodrugs that have demonstrated a wide range of plasma elimination rates and tested them for efficacy compared to their conventional drug counterparts in preclinical solid tumor models. Although conventional paclitaxel in the form of Taxol and docetaxel in the form of Taxotere were able to induce regression of established HT-29 solid tumors, only paclitaxel and docetaxel formulated as prodrug nanoparticles were able to achieve a significant proportion of complete tumor regression and prolonged delay of tumor re-growth. Interestingly, when CPX-8 was tested for efficacy, not only was the degree of therapeutic activity greater than Taxotere when the two agents were compared at their respective MTDs, but CPX-8 also exhibited increased antitumor potency compared to Taxotere when administered at equivalent drug doses. Consequently, CPX-8 has been identified as Celator’s lead nanoparticle-based formulation for development consideration and the National Cancer Institute’s Nanotechnology Characterization Laboratory has selected this product for extensive in vitro and in vivo evaluation with an interest in seeing it advance towards clinical studies.

Pharmaceutical Development Overview

Celator’s drug product candidates are considered nano-scale drug delivery vehicles. This means that the active agents are incorporated into a delivery vehicle forming particles in the 10 – 200nm size range that are suitable for intravenous administration. The complex features of these drug products require additional considerations for both manufacturing and testing beyond those needed for traditional small molecules in solution.

For the liposomal drug candidates, modified mixing and extrusion systems are needed to prepare the liposome carrier at the desired particle size. The active pharmaceutical ingredients, or APIs, are usually incorporated into these preformed liposomes. For nanoparticle drug candidates, special high speed mixing is used where the delivery system and active agents are combined and formed in a single step. Once the equipment is designed and in place, the manufacturing processes are optimized and batches of product from 1L to more than 200L can be reproduced. The composition of the drug products is complex and includes the APIs, delivery vehicle components, polymers and buffers depending on the particular drug product. Analysis requires the development of novel analytical methods to determine the identity, assay, purity, relevant physicochemical attributes and US Pharmacopeia, general chapter 1, expectations for an injectable drug. The Company has the expertise to develop manufacturing and analytical procedures for a variety of nano-scale drug products.

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

The Company does not currently own or operate manufacturing facilities for the production or testing of CPX-351 or other product candidates that it develops, nor does it have plans to develop its own manufacturing operations in the foreseeable future. The Company presently depends on third-party contract manufacturers for all of its required raw materials, APIs and finished products for its preclinical and clinical studies.

The Company has executed a non-exclusive manufacturing and supply agreement for clinical and commercial supply of CPX-351 with Baxter Oncology GmbH (“Baxter”), an established manufacturing firm with special facilities to manufacture and test cytotoxic agents. A quality agreement and product master plan have also been finalized. The Company expects that Baxter will be the sole source for CPX-351 drug product for the clinical studies and at the time of commercialization. The contract does not specify a minimum quantity of product for clinical purposes and the annual obligation for commercial use is in the low single digits, i.e., less than five batches per year, for the first four years and then as mutually agreed to by the parties. The product purchase price is subject to an annual adjustment not to exceed the percentage change of the German producer price index. In addition to normal contractual termination provisions for breach or in the event of bankruptcy or corporate dissolution, the agreement has no set term and may be terminated (i) on 24 months’ notice by either party, or (ii) 90 days after notice by either party if no regulatory approval occurs within 36 months after the initial NDA/Marketing Authorization Application filing.

APIs are purchased from commercial vendors that, preferably, hold active drug master files (“DMFs”) in the U.S., Canada and Europe. Membrane components for the liposome products are commercially available from suppliers with either DMFs (in the U.S.) or Certificate of Suitability (in the EU).

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

The Company has entered into various arrangements with corporate, academic and government collaborators, licensors, licensees and others.

The Company has entered into a collaborative research agreement with the British Columbia Cancer Agency, or BCCA, dated May 2001, the purpose of which was to: (a) provide for the transfer from BCCA to the Company of all prior intellectual property developed by the Company’s founders, Dr. Lawrence Mayer and Dr. Marcel Bally, in their respective BCCA laboratories; (b) establish the terms and conditions on which BCCA will conduct for the Company a mutually agreed program of Company-sponsored research and development in the fields of research including lipid delivery systems and drug combination formulations, as well as license and conditionally assign to the Company all resulting Company-sponsored intellectual property; (c) provide for the issuance to BCCA of a number of shares being equivalent to mid-single digit percentage of the founders shares in the capital stock of the Company in consideration for the assignment of prior intellectual property by BCCA to the Company and the covenants and obligations contained in this Agreement; and (d) in consideration of the license and conditional assignment of all Company-sponsored intellectual property to the Company by BCCA, establish the terms on which the Company will pay to BCCA a royalty in the low single digits on net sales of royalty-bearing products in territories so long as a valid claim exists for inventions made between June 2000 and June 2005 under the agreement. All obligations relating to the conduct of the research and assignment of intellectual property have been completed as of June 28, 2004. No payments of royalties have been made to date. Either party may terminate the agreement if the other party commits a material breach or default and such breach or default is not reasonably cured within 45 days of the notice. Obligations that remain include continued maintenance of issued patents with claims covering the Company’s current products in development and royalty obligations which would continue to be due until 2027 for the last expiring patent.

The Company has entered into a worldwide exclusive license agreement with Princeton University dated June 28, 2007 that remains in effect until the longer of the expiration of the last-to-expire patent licensed under the agreement or ten years from the date of first commercial sale of a licensed product in all countries of the world in which Princeton University and Celator have patent rights. The agreement provides the Company with exclusive rights to inventions arising from research sponsored by the Company between the years 2003 to 2007 generally characterized as particulate constructs for release of active agents as described in the application (PCT/US2005/025549) for medical applications. This PCT application is co-owned by the Company. All obligations for research conducted under the research agreement have been completed as of March 31, 2007.

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

The agreement remains in effect in each country of the territory until the longer of (i) expiration of the last-to-expire patent licensed under the agreement in such country or (ii) ten years from the date of first commercial sale of a licensed product in such country. Ongoing obligations of the Company under this agreement include delivery of an annual progress report to Princeton University describing the Company’s development of the licensed technology as well as a description of prosecution of the patents covering the technology and the use of commercially reasonable efforts to develop licensed products. The Company may terminate the agreement at any time by giving 90 days’ written notice to Princeton University. Princeton University may terminate the agreement if the Company breaches or fails to perform any of the covenants of the agreement by providing written notice of default to the Company and the Company’s failure to cure the default within 60 days of the notice. As the Company is co-owner of the patent applications, it can practice the technology even if the license is terminated.

Patents and Patent Applications

The Company’s multilayered approach to obtaining broad patent protection of its products started with the global CombiPlex patent followed by specific drug class combination applications as well as more focused “toolbox” patent applications which cover various drug loading and delivery methods and compositions.

Taking this approach, the Company has established a series of patents/patent applications that include 81 issued patents and 46 pending applications covering multiple drug candidates and the technology platform. The expiration dates for patents that cover CPX-351 and CPX-1 are shown below:

CPX-351 Patent Coverage
	US	EU	Japan
CombiPlex®	2027	2022	2022
Composition & Methods	2027	2025	2025
Clinical Use	2029	Pending (exp. 2028)	2028
Copper Loading	2024	2022	2022
Low Cholesterol PG Liposomes	2026	2022	2022
Lyophilized Liposomes	Pending (exp. 2032)	To Be Filed (exp. 2032)	To Be Filed (exp. 2032)

CPX-1 Patent Coverage
	US	EU	Japan
CombiPlex®	2027	2022	2022
Copper Loading	2024	2022	2022
Low Cholesterol PG Liposomes	2026	2022	2022
Clinical Use	2029	Pending (exp. 2026)	Pending (exp. 2026)
Lyophilized Liposomes	Pending (exp. 2032)	Pending (exp. 2032)	Pending (exp. 2032)

Trademarks

Celator and/or any of its subsidiaries own 12 registered trademarks and pending trademarks. The Company’s material trademarks are as follows: CELATOR®; CELATOR PHARMACEUTICALSTM; and COMBIPLEX®, which relate to development of the Company’s CPX-351 and CPX-1 products.

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

U.S. Pharmaceutical Product Development Process

In the U.S., the FDA regulates pharmaceutical products under the Federal Food, Drug and Cosmetic Act, and implementing regulations. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on the Company. The process required by the FDA before a non-biological pharmaceutical product may be marketed in the U.S. generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other applicable regulations;
•	submission to the FDA of an Investigational New Drug, or IND, which must become effective before human clinical studies may begin;
•	performance of adequate and well-controlled human clinical studies according to the FDA’s current good clinical practices, or GCP, to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;
•	demonstration of a robust manufacturing process that will support commercialization according to good manufacturing practices, or GMP;
•	submission to the FDA of a New Drug Application for a new pharmaceutical product;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced to assess compliance with the FDA’s current good manufacturing practice standards, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;
•	potential FDA audit of the preclinical and clinical study sites that generated the data in support of the NDA; and
•	FDA review and approval of the NDA.

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

Clinical studies involve the administration of the pharmaceutical product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, how the results will be analyzed and presented and the parameters to be used to monitor subject safety. Before initiation of the study, the each protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted in accordance with the GCP. Further, each clinical study must be reviewed and approved by an independent institutional review board, or IRB, at, or servicing, each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical study subject or his or her legal representative and must monitor the clinical study until completed.

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1. The pharmaceutical product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. The Company’s pharmaceutical products fall into this latter category because its products are intended to treat cancer and contain cytotoxic agents. Hence, the Company’s Phase 1 studies are conducted in late-stage cancer patients whose disease has progressed after treatment with other agents.
•	Phase 2. The pharmaceutical product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases, to determine dosage tolerance, optimal dosage and dosing schedule and to identify patient populations with specific characteristics (for example, cytogenetic mutations) where the pharmaceutical product may be more effective.
•	Phase 3. Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. The studies must be well controlled and usually include a control arm for comparison. One or two Phase 3 studies are required by the FDA for an NDA approval, depending on the disease severity and other available treatment options.
•	Post-approval studies, or Phase 4 clinical studies, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. FDA may require the conduct of Phase 4 studies as a condition of NDA approval. If Phase 4 studies are required for approval, the studies must be conducted according to an agreed timeline and study progress reported to the FDA annually.

•	Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects.

Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA, the sponsor, or its data and safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the pharmaceutical product has been associated with unexpected serious harm to patients.

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

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the pharmaceutical product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any pharmaceutical product for an indication for which orphan designation has been granted.

During the first 60 days post NDA submission the FDA conducts a validation of the application to determine if it is complete before the Agency will accept it for filing. If the NDA is found incomplete, additional information may be requested. The FDA may allow the company to submit the additional information within the 60 day preliminary review period, or the FDA may not accept it for filing and issue a Refuse to File Letter. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 10 months after the 60-day filing date in which to complete its initial review of a standard NDA and respond to the applicant, and six months after the 60-day filing date for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs.

After the NDA submission is accepted for filing, the FDA reviews the NDA application to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel pharmaceutical products or pharmaceutical products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the pharmaceutical product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the pharmaceutical product. If the FDA concludes that REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without a REMS, if required.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites as well as the site where the pharmaceutical product is manufactured to assure compliance with GCP and cGMP. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable; it will outline the deficiencies in the submission and often will request additional testing or information. In addition, the FDA will review and approve the final product labeling.

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

Expedited Development and Review Programs

The FDA has developed four distinct approaches to making drugs that meet certain criteria, available as rapidly as possible. These programs are: Fast Track, Breakthrough Therapy Designation, Accelerated Approval, and Priority Review. New pharmaceutical products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Unique to a Fast Track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, if the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable and if the sponsor pays any required user fees upon submission of the first section of the NDA. Any product submitted to the FDA for market, including a Fast Track program, may also be eligible for other types of FDA programs intended to expedite development and review.

Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s).

Accelerated approval is granted to a pharmaceutical product intended to treat a serious or life-threatening illnesses and if the product provides a meaningful therapeutic benefit over existing treatments. Products may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. Accelerated approvals are typically granted at the end of Phase 2 clinical studies. As a condition of approval, the FDA may require that a sponsor of a pharmaceutical product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could impact the timing of the commercial launch of the product.

Priority review may be granted to a product if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new pharmaceutical product designated for priority review in an effort to facilitate the review. Fast Track designation, breakthrough therapy designation, accelerated approval, and priority review do not change the standards for approval but may expedite the development or approval process.

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

The Company relies, and expects to continue to rely, on third parties for the production of clinical and commercial quantities of the Company’s products. Manufacturers of the Company’s products are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal of the product from the market. In addition, changes to the manufacturing process and other types of changes to the approved product, such as adding new indications and additional labeling claims, generally require prior FDA approval before being implemented.

The FDA also may require post-marketing testing, known as Phase 4 testing; risk minimization action plans; surveillance to monitor the effects of an approved product; or place additional conditions on an approval that could restrict the distribution or use of the product.

Other Healthcare Laws and Compliance Requirements

In the U.S., the Company’s activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of the Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended. Pricing and rebate programs must comply with the federal Anti-kickback Statute, Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Under the Veterans Health Care Act, or VHCA, pharmaceutical product companies are required to offer certain pharmaceutical products at a reduced price to a number of federal agencies, including the U.S. Department of Veterans Affairs and the U.S. Department of Defense, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs including Medicare and Medicaid. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical product candidates for which the Company obtains regulatory approval. In the U.S. and markets in other countries, sales of any products for which the Company receives regulatory approval for commercial sale will depend in part upon the availability of reimbursement from third-party payors. Third-party payors include both government and private entities. The government payors include Medicare and Medicaid, which are federal and state programs, respectively, as well as the Veterans Affairs, Department of Defense and Public Health Services. The private payors include private health insurers and other organizations, such as hospitals, including those that are designated as 340B covered entities (entities designated by federal programs to receive drugs at discounted prices due to their disproportionate share of indigent patients). With any of the aforementioned entities, the process of determining whether a payor or provider organization will provide coverage for a pharmaceutical product may be separate from the process for setting the price or for setting the reimbursement rate that the payor will pay for the pharmaceutical product. Third-party payors may limit coverage to specific pharmaceutical products on an approved list, or formulary, which might not include all of the FDA, approved pharmaceutical products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. The Company’s pharmaceutical product candidates may not be considered medically necessary or cost-effective by payors and provider institutions through existing or planned clinical studies. Therefore, the Company may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of its products, in addition to the costs required to obtain the FDA approvals. In the U.S. there is a growing emphasis on comparative effectiveness research, both by private payors and by government agencies. To the extent other drugs or therapies are found to be more effective than the Company’s products, payors may elect to cover such therapies in lieu of the Company’s products and/or reimburse the Company’s products at a lower rate. A payor’s decision to provide coverage for a pharmaceutical product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable the Company to maintain price levels sufficient to realize an appropriate return on the Company’s investment in product development.

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

The marketability of any pharmaceutical product candidates for which the Company receives regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the U.S. has increased and the Company expects this will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which the Company receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Under European Union regulatory systems, marketing applications for pharmaceutical products to treat cancer must be submitted under a centralized procedure to the EMA. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The EMA also has designations for Orphan Drugs which, if applicable, can provide for faster review, lower fees and more access to advice during drug development. While the marketing authorization in the European Union is centralized, the system for clinical studies (application, review and requirements) is handled by each individual country. Approval to run a clinical study in one country does not guarantee approval in any other country.

The pharmaceutical industry in Canada is regulated by Health Canada. A New Drug Submission, or NDS, is the equivalent of a U.S. NDA and must be filed to obtain approval to market a pharmaceutical product in Canada. Marketing regulations and reimbursement are subject to national and provincial laws.

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

Corporate Information

The Company’s principal executive offices are located at 200 PrincetonSouth Corporate Center, Suite 180, Ewing, New Jersey, 08628. Celator’s telephone number is (609) 243-0123. The Company is headquartered in Ewing, New Jersey, and its principal operations are located in Ewing, New Jersey and Vancouver, British Columbia, Canada.

The Company uses the name “Celator” and its logo as its trademarks. This Form 10-K annual report may contain the trademarks and trade names of other entities and those trademarks and trade names are the property of their respective owners.

Employees

As of December 31, 2013, Celator had 21 full-time employees, of whom eight hold Ph.D.’s or M.D.’s in their respective areas of expertise.

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

RISKS RELATED TO THE COMPANY’S BUSINESS AND INDUSTRY

The Company believes it has sufficient funds to conduct its proposed plan of operations in support of the CPX-351 Phase 3 study into the second quarter of 2015. The Company will need to raise additional funding to complete the development and potential commercialization of CPX-351.

The Company believes that, with $23.6 million in cash and cash equivalents as of December 31, 2013, it currently has the resources to fund operations into the second quarter of 2015. However, the Company will need to raise additional capital to:

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

In the event the Company does not successfully raise funds in subsequent financing(s), its product development activities will necessarily be curtailed commensurate with the magnitude of the shortfall or may cease altogether. If the Company’s product development activities are slowed or stopped, the Company will be unable to meet the timelines and projections set forth in this prospectus or prospectus supplements or any related free writing prospectus or incorporated by reference. Failure to progress its product candidates as anticipated will have a negative effect on the Company’s business, future prospects and ability to obtain further financing on acceptable terms (if at all), and the value of the enterprise.

The Company has incurred losses since its inception and anticipates that the Company will continue to incur losses for the foreseeable future. The Company may never achieve or sustain profitability.

The Company is not profitable and has incurred losses in each year since its inception in 1999. The Company’s net losses for the years ended December 31, 2013 and 2012 were $20.8 million and $10.9 million, respectively. As of December 31, 2013, the Company had an accumulated deficit of $132.5 million. Although the Company believes that it will have sufficient funds to conduct its proposed plan of operations into the second quarter of 2015, there is substantial doubt about the Company’s ability to continue as a going concern beyond that time without additional financing.

The Company does not currently have any products that have been approved for marketing, and it continues to incur substantial development and general and administrative expenses related to its operations. Therefore, for the foreseeable future, the Company will have to fund all of its operations and capital expenditures from cash on hand and amounts raised in offerings. The Company may not be able to raise capital when needed.

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

To date, the Company has derived substantially all of its revenue from a research collaboration agreement with Cephalon, Inc., an agreement with LLS, participation in the federal government’s Qualifying Therapeutic Discovery Project and NJEDA’s Technology Business Tax Certificate Transfer Program. As of March 31, 2012, the research collaboration agreement with Cephalon, Inc. was completed. Moreover, the Company cannot assure that it will enter into any new collaboration agreement(s) that will result in research revenue for the Company.

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

The research, testing, manufacturing, labeling, storage, record-keeping, import, export, marketing, selling and distribution of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. In order to develop and potentially submit a New Drug Application to the FDA, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate.

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

The Company does not know whether the Phase 3 clinical study, or any other future clinical studies with CPX-351 or any of its product candidates, will be completed on schedule, or at all, or whether its ongoing or planned clinical studies will begin or progress on the time schedule it anticipates. The commencement and completion of future clinical studies could be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;
•	results of meetings with the FDA and/or other regulatory bodies;
•	a limited number of, and competition for, suitable patients with particular types of cancer for enrollment in its clinical studies;
•	delays or failures in obtaining regulatory approval to commence a clinical study;
•	delays or failures in reaching acceptable clinical study agreement terms or clinical study protocols with prospective sites;
•	delays or failures in obtaining sufficient clinical materials;
•	delays or failures in obtaining approval from independent institutional review boards to conduct a clinical study at prospective sites;
•	failure of patients to complete the clinical study;
•	unforeseen safety issues;
•	lack of efficacy during clinical studies; or
•	inability or unwillingness of patients or clinical investigators to follow clinical study protocols.

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

•	the Company may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe and effective for any indication;
•	regulatory authorities may not find the data from preclinical studies and clinical studies sufficient or may differ in the interpretation of the data;
•	the FDA or foreign regulatory authority might not approve the Company’s or the Company’s third-party manufacturers’ processes or facilities for clinical or commercial product;
•	the FDA or foreign regulatory authority may change its approval policies or adopt new regulations;
•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of the Company’s clinical studies;
•	the FDA or foreign regulatory authority may not accept clinical data from studies that are conducted in countries where the standard of care is potentially different;
•	the results of clinical studies may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	the Company may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; and
•	the data collection from clinical studies of the Company’s product candidates may not be sufficient to support the submission of a NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere.

In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased caution by the FDA and other regulatory authorities in reviewing new pharmaceuticals based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals.

The Company relies on third-party distributors and manufacturers for the supply of CPX-351 and the control arm drugs of cytarabine and daunorubicin for the Phase 3 study. Cytarabine was previously in short supply throughout the world, and daunorubicin is currently in short supply in the U.S. There is no guarantee that the Company or any of its clinical study sites will be able to procure sufficient quantities of these drugs to supply the Phase 3 study.

The control arm drugs of cytarabine and daunorubicin for the Phase 3 study are procured by the clinical trial sites from third-party distributors. Cytarabine was recently in short supply throughout the world, although the FDA removed it from its drug shortages index in October 2011. Daunorubicin is on the FDA’s current drug shortages index. Clinical study site procurement of cytarabine and daunorubicin is necessary to complete the Phase 3 study. If sites are unable to procure the necessary supplies to support the Phase 3 study in a timely manner, the study will be delayed. Any significant delay could seriously harm the business. To reduce the risk of clinical trial delay, the Company has interacted with the FDA to help procure ex-US manufactured daunorubicin for clinical study sites, if the need arises.

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

The Company’s CombiPlex products represent formulations with increased manufacturing risks associated with the complexities of producing drug delivery vehicles encapsulating two or more drugs that are maintained at a fixed ratio and, in the case of CPX-351 the two drugs are co-encapsulated in a freeze-dried format.

CPX-351 is manufactured on behalf of the Company by a third party contract manufacturer. No assurance can be given that its manufacturers can continue to make clinical and commercial supplies of CPX-351, or future product candidates, at an appropriate scale and cost to make it commercially feasible. Prior to 2011, CPX-351 was manufactured in small batches for use in preclinical and clinical studies. In 2011, a different contract manufacturer was selected to produce CPX-351 at commercial scale and lyophilize the product. The Company’s contract manufacturer has successfully manufactured batches which are currently being used in the Phase 3 clinical study but has also experienced batch failures due to mechanical and component issues. No assurance can be given that the process and product will not experience future batch failures or other delays or setbacks. Any such failure, delay or setback could adversely affect the development and commercialization of CPX-351 by stopping or delaying its Phase 3 study or future product launch and could increase the Company’s manufacturing costs substantially.

The facilities used by contract manufacturers to manufacture the Company’s product candidates must be approved by the FDA pursuant to inspections that will be conducted only after the Company submits an NDA to the FDA, if at all. The Company does not control the manufacturing process of its product candidates and is completely dependent on its contract manufacturing partners for compliance with the FDA’s requirements for manufacture of finished pharmaceutical products. If the Company’s contract manufacturers cannot successfully manufacture material that conforms to its specifications and the FDA’s strict regulatory requirements of safety, purity and potency, the Company will not be able to secure and/or maintain FDA approval for its product candidates. In addition, the Company has no control over the ability of its contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If its contract manufacturers cannot meet FDA or other regulatory authority standards, the Company may need to find alternative manufacturing facilities, which would significantly impact its ability to develop, obtain regulatory approval for or market its product candidates.

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

In most cases, the Company’s manufacturing partner is a single-source supplier. It is expected that the Company’s manufacturing partner will be a sole source supplier from a single site location for the foreseeable future. Given this, any disruption of supply from this partner could have a material, long-term impact on the Company’s ability to supply products for clinical studies or commercial sale. Additionally, while there are other contract manufacturers that may be able to produce CPX-351, the proprietary technology that supports the manufacture of CPX-351 is not easily transferrable. If the Company’s supplier does not deliver sufficient quantities of CPX-351 on a timely basis, or at all, and in accordance with applicable specifications, there could be a significant interruption of the Company’s supply of CPX-351, which would adversely affect clinical development and commercialization of the product.

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

The Company relies on third parties to conduct its clinical trials. If these third parties do not successfully carry out their contractual duties or fail to meet expected deadlines, the Company may be unable to obtain regulatory approval for, or commercialize its products.

The Company relies on third parties, such as contract research organizations, medical institutions and clinical investigators to conduct the Company’s planned clinical studies for CPX-351. If the third parties conducting the Company’s clinical studies do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to the Company’s clinical study protocols or for any other reason, the Company may need to enter into new arrangements with alternative third parties and the clinical studies may be extended, delayed or terminated or may need to be repeated, and the Company may not be able to obtain regulatory approval for or commercialize the product candidate.

The failure to enroll patients in clinical studies may cause delays in developing CPX-351.

The Company will encounter delays if it is unable to enroll enough patients to complete clinical studies of CPX-351, including the Phase 3 study. The Company’s Phase 3 study is designed to enroll 300 patients with sAML. Patient enrollment depends upon many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the number and nature of competing treatments and ongoing clinical studies of competing drugs for the same indication and the eligibility criteria for the study. Patients participating in the Company’s studies may elect to leave the studies and switch to alternative treatments that are available to the patients, either commercially or on an expanded access basis, or in other clinical studies. Competing treatments may include nucleoside analogs, anthracyclines, topoisomerase II inhibitors and hypomethylating agents. Moreover, when a product candidate is evaluated in multiple clinical studies simultaneously; patient enrollment in ongoing studies can be adversely affected if negative results are reported from other studies. In the Phase 3 study, CPX-351 is being tested in patients with sAML, which can be a difficult patient population to recruit.

Because the results of preclinical studies and early clinical studies are not necessarily predictive of future results, any product candidate the Company advances, in clinical studies may not have favorable results in later clinical studies or receive regulatory approval.

Pharmaceutical development has inherent risk. The Company will be required to demonstrate through adequate and well-controlled clinical studies that CPX-351 and future product candidates, if any, are effective with a favorable benefit-risk profile for use in diverse populations for their target indications before the Company can seek regulatory approval for their commercial sale. Success in early clinical studies does not mean that later clinical studies will be successful because product candidates in later-stage clinical studies may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Companies frequently suffer significant setbacks in advanced clinical studies, even after earlier clinical studies have shown promising results. In addition, there is a high rate of attrition from the failure of pharmaceutical candidates proceeding through clinical studies.

The Company believes that the research that has been performed, both pre-clinically and clinically, cannot by its nature provide conclusive evidence that the product provides a completely antagonism-free approach to AML treatment.

The Company plans to conduct additional clinical studies with CPX-351. If the results from the Phase 3 study are significantly different from those found in the completed Phase 1 and Phase 2 clinical studies of CPX-351, the Company will likely need to terminate or revise its clinical development plan, which could extend the time for conducting its development program and could have a material adverse effect on the Company.

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

To date, clinical studies using CPX-351 have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. In the pre-chemotherapy era, AML invariably led to death from infections or major bleeding events within weeks to months of diagnosis. Active AML leads to death by producing a general shut down of hematopoietic function with loss of functional neutrophils and marked reductions in platelets and red blood cells. Loss of neutrophil function inevitably leads to risk of severe infections and loss of platelets leads to risk of major bleeding events. In this setting, physicians have traditionally accepted the risk of high rates of adverse events, including severe or life threatening but reversible adverse events, provided there is evidence of greater benefit in the form of objective response and prolonged survival. The balancing of risk and benefit occurs at the start of every treatment course, and every investigator understands that the risk of withholding potentially toxic but useful treatment is death from progressive AML within a short period of time. The Company has found that the toxicity profile of CPX-351 is acceptable to investigators for the following reasons:

•	Qualitatively, the adverse events observed are similar to the safety profile of the 7+3 regimen, considered the standard of care or initial treatment;
•	the 60-day mortality associated with CPX-351 was less than that observed with the 7+3 regimen (4.7% vs. 14.6% in newly diagnosed AML patients), indicating that the adverse events associated with CPX-351 treatment resulted in fewer deaths than standard of care treatment; and
•	the rate of response, event-free survival, and overall survival were similar to control arm for lower risk patients and favorable compared to control arm for higher risk patients, particularly for patients with secondary AML.

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

If any of the Company’s product candidates receive marketing approval and the Company or others later identify unacceptable adverse events caused by the product, a number of significant negative consequences could result, including:

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

The Company currently plans to rely on third parties for the Phase 3 study of CPX-351. If receipt of data from these third parties is delayed for any reason, including reasons outside of the Company’s control, it will delay the Company’s plans for the Phase 3 study and other clinical study plans. This, in turn, will delay the Company’s ability to make regulatory filings and ultimately, to commercialize its products (if regulatory approval is obtained).

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

These developments may render the Company’s product candidates obsolete or noncompetitive. Compared to the Company, potential competitors may have substantially greater:

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

A key consideration when treating AML patients is whether the patient is suitable for intensive therapy. The standard of care for the treatment of newly diagnosed AML patients who can tolerate intensive therapy is cytarabine in combination with an anthracycline (i.e., daunorubicin) — for some patients, primarily those less than 60 years of age, a stem cell transplant could also be considered. The regimen of cytarabine in combination with an anthracycline has been the standard of care for decades. A patient not suitable for intensive therapy may be offered the option for low-intensity therapy such as low-dose cytarabine, azacitidine or decitabine or possibly intermediate intensity therapy such as clofarabine. It should be noted that, in the U.S., azacitidine, decitabine and clofarabine are not approved by the FDA for the treatment of AML patients. The initial focus for CPX-351 development is in patients who can tolerate intensive therapy.

The Company is aware of products in development being studied for use as treatment options for AML patients. However, most of the products are being studied in different patient populations (i.e., relapsed or refractory patients, patients who are deemed unsuitable for intensive chemotherapy) than the intended Phase 3 study population with CPX-351. The list below shows some of the products of which the Company is aware of in late-stage development:

•	Sunesis Pharmaceuticals, Inc. is developing vosaroxin in combination with cytarabine for patients with first relapse or refractory AML, for which a Phase 3 study has completed enrollment.
•	Cyclacel Pharmaceuticals, Inc. is developing sapacitabine, alternating cycles of treatment with decitabine (decitabine followed by sapacitabine), for elderly patients aged 70 years or older with newly diagnosed AML who are not candidates for, or have refused, induction chemotherapy, for which a Phase 3 study is open for enrollment.

•	Eisai Co., Ltd.’s, Dacogen (decitabine) is currently on the market because it was initially approved for use in another hematologic malignancy. Based on the Phase 3 study results, the FDA did not approve use of the product in elderly patients aged 65 or older with newly diagnosed AML who are not considered candidates for induction therapy, but the European Commission did approve its use in this population.
•	Celgene Corporation’s Vidaza (azacitidine) has been approved by the European Commission for use in adults who cannot have a bone marrow transplant in patients with AML that has developed from myelodysplastic syndrome when the bone marrow consists of 20%-30% abnormal cells. The product is currently on the market in the U.S. because it was approved for use in another hematologic malignancy. The FDA has not approved this product for use in AML. A Phase 3 study in elderly patients aged 65 or older with newly diagnosed AML is ongoing, and new patients are not currently being recruited.
•	Ambit Biosciences is developing quizartinib, a FLT3 inhibitor, as a treatment for patients with relapsed or refractory AML. The company has completed Phase 2 studies and expects to start a Phase 3 study in 1H2014, in AML patients 18 years and above who are FLT3 positive in first salvage.
•	Boehringer Ingelheim is developing volasertib, a Plk inhibitor, as a treatment for patients who are ineligible for intensive chemotherapy. A Phase 3 study investigating volasertib in combination with low dose cytarabine, in patients aged 65 years and above with previously untreated AML who are ineligible for intensive remission induction therapy is currently enrolling patients.

The Company may also face competition from these organizations in recruiting and retaining qualified personnel, establishing clinical study sites and enrolling patients for clinical studies.

The Company believes that its ability to successfully compete in the marketplace with CPX-351 and any future product candidates will depend on, among other things:

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

CPX-351 is a small molecule therapeutic that will compete with other drugs and therapies currently used for AML, such as nucleoside analogs, anthracyclines, hypomethylating agents, inhibitors of topoisomerase II and other novel agents. Additionally, other products currently in development could become potential competitors of CPX-351 if the products are approved for marketing.

The Company expects competition for CPX-351 for the treatment of AML to increase as additional products are developed and approved in various patient populations. If the competitors’ market products that are more effective, safer or less expensive than CPX-351 or its other future products, if any, or that reach the market sooner, the Company may not achieve substantial market penetration or commercial success.

If any product candidate that the Company successfully develops does not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues that it generates from its sales will be limited.

Even if CPX-351 or any other product candidates receive regulatory approval, the products may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of the Company’s product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any of the Company’s approved products will depend upon a number of factors, including:

•	the efficacy and safety, as demonstrated in clinical studies;
•	the risk/benefit profile of the Company’s products such as CPX-351;
•	the prevalence and severity of any side effects;
•	the clinical indications for which the product is approved;
•	acceptance by physicians, key members of the healthcare team at cancer centers and patients of the product as a safe and effective treatment;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the safety of product candidates seen in a broader patient group;
•	the cost of treatment in relation to alternative treatments;
•	the timing of market introduction of competitive products;
•	the availability of adequate reimbursement and pricing by third parties and government authorities;
•	relative convenience and ease of administration; and
•	the effectiveness of the Company’s sales, marketing and distribution efforts.

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

The Company faces an inherent risk of product liability exposure related to the testing of its product candidates in human clinical studies, and will face an even greater risk if it sells its product candidates commercially. An individual may bring a liability claim against the Company if one of its product candidates causes, or merely appears to have caused, an injury. If the Company cannot successfully defend itself against product liability claims, it will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for its product candidates;
•	impairment to its business reputation;
•	withdrawal of clinical study participants;
•	costs of related litigation;
•	distraction of management’s attention from its primary business;
•	substantial monetary awards to patients or other claimants;
•	the inability to commercialize its product candidates; and
•	loss of revenues.

The Company carries product liability insurance for its clinical studies. Further, the Company intends to expand its insurance coverage to include the sale of commercial products if marketing approval is obtained for any of its product candidates. However, the Company may be unable to obtain this product liability insurance on commercially reasonable terms and with insurance coverage that will be adequate to satisfy any liability that may arise. On occasion, large judgments have been awarded in class action or individual lawsuits relating to marketed pharmaceuticals. A successful product liability claim or series of claims brought against the Company could cause its stock price to decline and, if judgments exceed its insurance coverage, could decrease its cash and adversely affect its business.

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

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which pharmaceuticals they will cover and reimburse and establish reimbursement levels. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

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

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare products and services. The Company cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

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

The Company is highly dependent on the principal members of its development staff. Future growth will require the Company to continue to implement and improve its managerial, operational and financial systems and continue to retain, recruit and train additional qualified personnel, which may impose a strain on its administrative and operational infrastructure. The competition for qualified personnel in the biopharmaceutical field is intense. As of December 31, 2013, the Company had 21 full-time employees. The Company may need to expand its managerial, operational, financial and other resources in order to manage and fund its operations and clinical studies, continue its research and development activities, and commercialize its product candidates. The Company is highly dependent on the continued ability to attract, retain and motivate highly qualified management and specialized personnel required for the manufacture of its products, the clinical development of the product candidates and the potential commercialization of the product candidates. Due to limited resources, the Company may not be able to effectively manage any expansion of its operations or recruit and train additional qualified personnel. If the Company is unable to retain key personnel or manage its growth effectively, the Company may not be able to implement its business plan.

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

The Company currently has no commercial organization (i.e., marketing, sales, and distribution). If the Company is unable to develop a commercial infrastructure on its own or through collaborations with partners, the Company will not be successful in commercializing CPX-351.

The Company currently has a Chief Business Officer but no other commercial infrastructure (i.e., marketing, sales or distribution capabilities) for its product candidates and must build this infrastructure or make arrangements with third-parties to perform these functions in order to commercialize its products. If the Company needs to establish this capability it will be expensive and time consuming. Any failure or delay in the development of this capability would adversely impact the commercialization of CPX-351 or future product candidates, if any.

If the Company fails to comply with healthcare regulations, it could face substantial penalties and its business, operations and financial condition could be adversely affected.

In addition to FDA restrictions on the marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical and medical device industries in recent years, as well as consulting or other service agreements with physicians or other potential referral sources. These laws include anti-kickback statutes and false claims statutes that prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or, in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally-financed healthcare programs, and knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services, reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and any practices the Company adopts may not, in all cases, meet all of the criteria for safe harbor protection from anti-kickback liability. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. Any challenge to its business practices under these laws could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company can be an “emerging growth company” for up to five years after the first sale of its common equity securities pursuant to an effective registration statement under the Securities Act, which occurred on June 10, 2013 when the SEC declared effective the Company’s Form S-1 registration statement. However, if certain events occur prior to the end of such five year period, including if the Company becomes a “large accelerated filer,” its annual gross revenues exceed $1 billion or it issues more than $1 billion of non-convertible debt in any three-year period, the Company will cease to be an “emerging growth company” prior to the end of such five-year period. The Company cannot predict whether investors will find the Company’s common stock less attractive if it chooses to rely on these exemptions. If some investors find the Company’s common stock less attractive as a result of any choice the Company makes to reduce future disclosure, there may be a less active trading market for the Company’s common stock and its common stock price may be more volatile. The Company also qualifies at this time as a “smaller reporting company.” Many of the reduced disclosure obligations which are applicable to emerging growth companies apply to smaller reporting companies.

Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies, which is not available for smaller reporting companies. However, the Company has irrevocably elected not to avail itself of this extended transition period for complying with new or revised accounting standards and, therefore, the Company will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

The Company has and will continue to incur increased costs as a result of operating as a public company, particularly once the Company ceases to be an “emerging growth company,” and the Company’s management will be required to devote substantial time to new compliance initiatives.

As a public reporting company, the Company will incur significant legal, accounting and other expenses that it did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. The Company’s management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase the Company’s legal and financial compliance costs and will make some activities more time consuming and costly. For example, the Company expects that these rules and regulations may make it more difficult and more expensive for the Company to obtain director and officer liability insurance, and the Company may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, the Company is required to furnish a report by its management on the Company’s internal control over financial reporting beginning with this Form 10-K. Once the Company ceases to be an “emerging growth company,” an attestation report on internal control over financial reporting will be required to be issued by the Company’s independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed time period, the Company has engaged in a process to document and evaluate the Company’s internal control over financial reporting, which is both costly and challenging. In this regard, the Company will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite the Company’s efforts, there is a risk that neither the Company nor, when required, its independent registered public accounting firm will be able to conclude within the prescribed timeframe that the Company’s internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company’s financial statements.

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

Changing economic conditions may make it costly and difficult to raise additional capital.

The Company’s results of operations could be materially affected by economic conditions generally, both in the U.S. and around the world. Economic conditions are cyclical, and, in recent years, there has been turmoil in the world economy, which has led to volatility on the U.S. stock market and reduced credit availability. If economic conditions worsen and affect the capital markets, the Company’s ability to raise capital may be adversely affected.

The Company is exposed to risks related to foreign currency exchange rates.

Some of the Company’s costs and expenses are denominated in foreign currencies. Most of the Company’s foreign expenses are associated with activities related to the Phase 3 study of CPX-351 that occur outside of the U.S. When the U.S. dollar weakens against foreign currency, the U.S. dollar value of the foreign currency denominated expense increases, and when the U.S. dollar strengthens against the foreign currency, the U.S. dollar value of the foreign currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect the Company’s results of operations.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that the Company or its partners will be successful in protecting its product candidates by obtaining and defending patents. These risks and uncertainties include the following:

•	the patent applications that the Company files may not result in patents being issued;
•	patents that are or may be issued or in-licensed may be challenged, invalidated, modified, revoked or circumvented, or otherwise may not provide any competitive advantage;
•	the Company’s competitors may seek, or may already have obtained, patents that will limit, interfere with, or eliminate its ability to make, use, and sell the Company’s potential products either in the U.S. or in international markets;
•	there may be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the U.S. for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and
•	countries other than the U.S. may have less restrictive patent laws than those upheld by U.S. courts, allowing foreign competitors the ability to exploit these laws to create, develop and market competing products.

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

Patent protection and other intellectual property protection are crucial to the success of the Company’s business and prospects, and there is a risk that such protections will prove inadequate.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that the Company or any collaborators of the Company infringe the third party’s intellectual property rights, the Company may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;
•	abandon a potentially infringing product candidate or redesign its products or processes to avoid infringement;

•	pay substantial damages (including, in “extraordinary cases,” treble damages and attorneys’ fees), which the Company may have to pay if a court decides that the product or proprietary technology at issue infringes upon or violates the third party’s rights;
•	pay substantial royalties, fees and/or grant cross licenses to its technology; and/or
•	defend litigation or administrative proceedings, which may be costly whether the Company wins or loses, and which could result in a substantial diversion of its financial and management resources.

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

The Company’s common stock was initially listed and traded on the OTC Bulletin Board from September 12, 2013 until November 8, 2013. While the common stock was on the OTC Bulletin Board, it was thinly traded and the stock price was volatile. On November 11, 2013 the Company’s common stock was listed on the NASDAQ Capital Market. Since listing on NASDAQ, the Company’s common stock has traded as low as $2.92 and as high as $4.67. Factors that could cause continued volatility in the market price of the Company’s common stock include, but are not limited to:

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

The Company’s directors and executive officers and holders of more than 5% of the Company’s capital stock beneficially own approximately 55.4% of the Company’s outstanding capital stock including shares purchasable upon exercise of stock options and warrants. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets or any other significant corporate transaction. Also, the Company’s non-affiliate stockholders will have limited or no ability to influence corporate actions. The significant concentration of stock ownership may adversely affect the trading price of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

The Company has never paid dividends on its capital stock and the Company does not anticipate paying any cash dividends in the foreseeable future.

The Company has never declared or paid cash dividends on its capital stock. The Company does not anticipate paying any cash dividends on its capital stock in the foreseeable future. The Company currently intends to retain all available funds and any future earnings to fund the development and growth of the Company’s business. As a result, capital appreciation, if any, of the Company’s common stock will be stockholders’ sole source of gain.

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

Stockholders may experience future dilution as a result of future equity offerings.

In order to raise additional capital, the Company may in the future offer additional shares of its common stock or other securities convertible into or exchangeable for its common stock at prices that may not be the same as the price per share in prior offerings. The Company may sell shares or other securities in any offering at a price per share that is less than the price per share paid by investors in prior offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which the Company sells additional shares of its common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors in prior offerings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s corporate and executive office is located in Ewing, New Jersey. The Company also has an office in Vancouver, British Columbia. The Company does not own any real property. In March 2013, the Company entered into an office lease agreement for 4,785 square feet of office space in Ewing, New Jersey, which commenced in June 2013 with a term of sixty months, expiring June 2018. In February 2013, the Company renewed its office lease agreement for office space in Vancouver, British Columbia, effective April 1, 2013 which expires in June 2016.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock has been listed on the NASDAQ Capital Market since November 11, 2013 under the symbol “CPXX”. From September 12, 2013 until November 8, 2013, the Company’s common stock was listed on the OTC Bulletin Board under the symbol “CLPM”. On March 20, 2014, the last sale price reported on the NASDAQ Capital Market for the Company’s common stock was $3.37.

For the period November 11, 2013 through December 31, 2013, the high and low sales prices as reported by NASDAQ Capital Market were $4.48 and $3.00, respectively. For the period September 12, 2013 through September 30, 2013, the high and low sales prices as reported by OTC Bulletin Board were $6.00 and $4.75, respectively. For the period October 1, 2013 through November 8, 2013, the high and low sales prices as reported by OTC Bulletin Board were $5.75 and $3.10, respectively.

As of February 28, 2014 there were approximately 444 holders of record of the Company’s common stock. In addition, the Company believes that a significant number of beneficial owners of its common stock hold their shares in nominee or in “street name” accounts through brokers.

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

The following table sets forth information regarding the Company’s equity compensation plans:

Plan category	Number of securities (by class) to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders	2,578,252	$2.98	680,279
Equity compensation plans not approved by securityholders	—	—	—
Total	2,578,252	$2.98	680,279

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2013 were previously reported in the Company’s quarterly reports or current reports on Form 8-K.

The Company did not repurchase any securities during the year ended December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

Highlights

Celator Pharmaceuticals, Inc., with locations in Ewing, N.J., and Vancouver, B.C., is a pharmaceutical company developing new and more effective therapies to treat cancer. CombiPlex®, the Company’s proprietary drug ratio technology platform, represents a novel approach that identifies molar ratios of drugs that will deliver a synergistic benefit, and locks the desired ratio in a nano-scale drug delivery vehicle that maintains the ratio in patients with the goal of improving clinical outcomes. The Company’s pipeline includes two clinical stage products, CPX-351, a liposomal formulation of cytarabine:daunorubicin for the treatment of acute myeloid leukemia, or AML, and CPX-1, a liposomal formulation of irinotecan:floxuridine, for the treatment of colorectal cancer; and preclinical stage product candidates, including CPX-571, a liposomal formulation of irinotecan:cisplatin, and CPX-8, a hydrophobic docetaxel prodrug nanoparticle, or HDPN, a formulation being studied by the National Cancer Institute’s Nanotechnology Characterization Laboratory.

Overview

Celator was founded in 1999 by a team led by Dr. Lawrence Mayer (currently Celator’s President and Chief Scientific Officer) and Dr. Marcel Bally from the British Columbia Cancer Agency. Celator’s strategy evolved into developing drug combination products based on CombiPlex, Celator’s proprietary drug ratio technology platform.

Since the founding of Celator, $89.8 million has been invested in research and development with funds being used with the Company’s proprietary technologies, including CombiPlex, creating a pipeline of drugs and managing the clinical studies. Celator’s commercial success depends upon its ability, and the ability of any of its future collaborators, to develop, manufacture, market, and sell the product candidates. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which Celator is developing products. There is no guarantee that Celator will be able to market or sell any of its products.

Prior to 2011, CPX-351 was manufactured in smaller scale batches, frozen, and used in preclinical and clinical studies. In 2011, a contract manufacturer was selected to produce CPX-351 at commercial scale and in a lyophilized (freeze-dried) form. Lyophilizing the drug has enabled Celator to ship drug to clinical trial sites more economically and with less risk of drug spoilage.

Celator intends to use future net proceeds to fund its development activities, including clinical studies, manufacturing development (including capital expenditures), working capital and other general corporate purposes.

Celator believes that, based on its current financial resources, it will need to raise additional funding to complete the development and potential commercialization of CPX-351. To the extent that the costs of the planned study exceed current estimates or the survival analysis does not occur within the currently anticipated timeframe, and Celator is unable to raise sufficient additional capital to cover such additional costs, Celator will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to CPX-351, out-license intellectual property rights to CPX-351, sell assets or effect a combination of the above. No assurance can be given that Celator will be able to effect any of such transactions on acceptable terms, if at all.

Celator has spent research and development funds on clinical studies, research collaborations and intellectual property costs. For the years 2010 through 2013, the bulk of the spending, approximately 89% of total research and development costs, has been on clinical studies. The three major studies are:

•	Study 204 — Randomized Phase 2 Study of CPX-351 in Newly Diagnosed AML Patients Age 60 – 75
•	Study 205 — Randomized Phase 2 Study of CPX-351 in AML Patients in First Relapse, Patients Age 18 – 65
•	Study 301 — Randomized Phase 3 Study in Patients with sAML

Study 204 was intended to be a direct test of whether delivery of a fixed, synergistic ratio of two drugs (i.e., CPX-351) provided increased clinical efficacy over conventional administration of the same agents (i.e., 7+3 regimen) in newly diagnosed AML patients age 60 – 75. In November 2008, the first patient was enrolled in this study. In the overall population, patients treated with CPX-351 achieved relative improvements over the control arm. The study has been completed, and no further costs are expected to be incurred.

Study 205 was a randomized Phase 2 clinical study designed to be a direct test of whether CPX-351 provides increased clinical efficacy over salvage therapies in first relapse AML patients age 18 – 65. In the overall population, patients treated with CPX-351 achieved relative improvements over the control arm. The first patient was enrolled in March 2009, and this study has been completed, and no further costs are expected to be incurred.

Study 301 has been undertaken to confirm the Study 204 clinical observations where CPX-351 provided the largest efficacy improvements in secondary AML patients and to provide the necessary data for product registration. Study 301 has surpassed 50% overall enrollment and the final patient to be enrolled is expected in the fourth quarter 2014. There have been and it is expected there will continue to be significant costs associated with this study, including site enrollment, grants, patient monitoring, database maintenance, statistical monitoring, data analysis, salaries and insurance. The projected cost for this study is $35.0 million, and completion is anticipated in 2016. The timeline and costs for this study have been based on Celator’s experience with Study 204. As of February 28, 2014, 41 centers been initiated/open for enrollment in Study 301.

Total patient enrollment is expected to be completed by the fourth quarter of 2014, with initial data available in the second quarter of 2015. The final overall survival report is expected to be available in the first quarter of 2016, with the NDA anticipated to be filed in the second half of 2016.

The following table summarizes research and development spending by project:

	2013	2012
Randomized Phase 2 Study 204	$—	$1,695,251
Randomized Phase 2 Study 205	4,841	929,543
Randomized Phase 3 Study 301	8,850,434	1,734,461
Research Collaboration (Cephalon)	—	4,733
Intellectual Property (legal and patent costs)	355,119	376,298
General Research (professional development, recruitment, etc.)	212,662	128,448
Totals	$9,423,056	$4,868,734

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

In June 2012, Celator entered into an agreement with LLS pursuant to which LLS is providing up to $5.0 million in funding from the LLS Therapy Acceleration Program (“TAP”) program for the Phase 3 study of CPX-351. The agreement provided for LLS to make an upfront payment of $2.0 million to Celator, which was received in July 2012, and further payments totaling an additional $3.0 million on the achievement of clinical milestones; however, the amount may be refundable by the Company in the event of a material breach by the Company under the agreement. The $2.0 million upfront payment has been recorded as deferred revenue and will be recognized over the estimated performance period of the research and development services to be provided under the agreement. During the years ended December 31, 2013 and 2012, the Company recognized $561,086 and $307,392, respectively related to amortization of the upfront payment. The estimated performance period is expected to be complete in January 2016. As of December 31, 2013, $1.1 million was deferred. In November 2012, a milestone payment of $500,000 was received and recognized for the first IRB approval and a further milestone payment of $500,000 was earned for the first patient enrolled, which occurred in December 2012. In consideration of LLS’s funding, and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, the Company must pay LLS a multiple on the LLS funding. (LLS funding is the $5 million in support of the Phase 3 study in addition to the approximately $4.1 million the Company received in support of the Phase 2 study during 2010 and 2011.) Subject to exclusions under the agreement, the Company is obligated to pay LLS an amount equal to 50% of the cash payments the Company receives from out licenses and transfers of rights to the product or other liquidity event, as defined in the agreement, until LLS has received an amount equal to 1.5 times the amount of funding the Company receives from LLS. The total amount payable by the Company to LLS will not exceed 3.55 times the amount of funding received from LLS, with the specific amount depending on when the payment(s) occur relative to the timing of the research program and product commercialization. The payments may take the form of cash payments or royalties (not to exceed 5% of net sales) but will not exceed the maximum amount referred to in the preceding sentence.

In June 2012, Celator entered into a Loan and Security Agreement with a bank (the “Bank Loan”). The terms of the Bank Loan allowed for Celator to draw up to $3.0 million until December 15, 2012. In June 2012, Celator borrowed an initial $1.0 million. In August 2012, the Company drew the remaining $2.0 million. The Bank Loan had an interest rate of 5.5%, and interest only was payable for the first six months until December 15, 2012 after which combined monthly payments of principal and interest were due for a 30-month period. In June 2013, the Company paid the remaining principal and outstanding interest.

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

In connection with this final closing of the financing, 1,923,599 shares of common stock and 161,327 warrants to purchase shares of common stock at $5.21 and 1,056,898 warrants to purchase shares of common stock at $3.58 per share were issued to certain existing stockholders of the Company who participated in earlier closings of this financing. The fair value of these common shares and warrants was recognized as a derivative liability with a corresponding charge to the statement of loss. The derivative liability was fair valued at $7,473,108. Upon the final closing of the April 2013 private placement, the derivative liability was reclassified into stockholders’ equity as the obligation to issue additional securities no longer existed.

Results of Operations

Year ended December 31, 2013 compared to the Year ended December 31, 2012

Expenses

Research and Development:  Research and development for year ended December 31, 2013 increased due to the CPX-351 Phase 3 clinical trial which began recruiting patients in December 2012 and which was ongoing for all of 2013. Celator charges research and development costs to operations as incurred.

Celator’s research and development expenses were $9,423,000 for the year ended December 31, 2013 compared to $4,869,000 for the year ended December 31, 2012 reflecting an increase of $4,554,000. The increase was primarily attributable to $2,150,000 increase in outsourced clinical trial and regulatory activities related to the Phase 3 trial of CPX-351, $1,003,000 increase in compensation and stock option expenses, $784,000 increase in manufacturing and drug and lipid costs incurred during 2013, $212,000 for a metabolism study which began in 2013 for CPX-351, $211,000 increase in travel costs associated with clinical trials, $166,000 increase in quality assurance audits and external services and $151,000 increase in drug storage and shipping costs to sites. These increases were offset by reductions in laboratory, intellectual property and process development costs of $123,000.

LLS Funding:  The LLS revenue recognized for the year ended December 31, 2013 was $561,000 as compared to $1,443,000 for 2012, reflecting a decrease of $882,000. The $561,000 recognized in 2013 represents amortization of a $2,000,000 upfront payment received during 2012 which was deferred and is being recognized over the estimated performance period of the research and development services to be provided under the agreement. During 2012, Celator received $2,500,000 under the agreement entered into with LLS in 2012, of which $2,000,000 was the upfront payment which is being amortized and $500,000 was for one of the two milestones reached in 2012. A second $500,000 milestone was achieved in 2012 and was recorded in other receivables at December 31, 2012.

Research Collaboration Income:  Celator received $19,000 for the year ended December 31, 2012. In May 2010 Celator signed a two-part feasibility study with Cephalon Inc. The study was completed in March 2011 and a final milestone payment of $150,000 was received in April 2011. An additional batch was made in connection with a Stage 2a study in June 2012 and generated income of $19,000 in June 2012.

General and Administrative:  General and administrative expenses consist largely of salaries and related benefits, external costs for professional fees relating to legal, accounting and tax services, as well as the lease expense for the facilities.

General and administrative expenses were $5,427,000 for the year ended December 31, 2013 compared to $4,098,000 for the year ended December 31, 2012, reflecting an increase of $1,329,000. The increase was primarily attributable to $946,000 increase in compensation and stock option expenses including severances related to finance staff reductions in Vancouver, British Columbia, Canada, new finance staff in New Jersey, $200,000 recruitment expenses for management and directors, $181,000 increase in directors and scientific advisory board expenses, $103,000 increase in directors and officers insurance, $102,000 increase in investor and public relation costs, $110,000 increase in franchise taxes and $37,000 in travel and related expenses. These increases were offset by reductions in diligence expenses and costs associated with registering to become a public reporting company incurred in 2012 of $263,000, leases and building operating costs of $127,000, and professional fees of $47,000.

Loss on Disposal of Property and Equipment:  In 2013, Celator recorded a loss on the sale of equipment of $127,000 compared to a $83,000 loss in 2012. The 2013 and 2012 losses were the result of the sale of scientific equipment from the Vancouver laboratory that was placed on consignment in California to be sold either through auction or on-line sales.

Amortization and Depreciation:  Amortization and depreciation expenses were $198,000 for the year ended December 31, 2013 compared to $412,000 for the year ended December 31, 2012, a decrease of $214,000. The decrease in expense was due to certain property and equipment consigned and classified as assets held for sale which were no longer depreciated in 2013.

Other Income and Expenses

Non-cash derivative instrument charge:  Non-cash derivative instrument charge was $7,473,000 for the year ended December 31, 2013. The charge resulted from the obligation to issue additional shares of common stock and warrants by Celator, at the April 29, 2013 closing, to certain existing stockholders who participated in early closings of this financing.

Interest Expense:  Interest expense was $147,000 and $4,264,000 for the year ended December 31, 2013 and December 31, 2012 respectively. Interest expense of $72,000 for the year ended December 31, 2013 related to interest on a bank loan and $75,000 related to non-cash financing costs. Interest expense of $70,000 for the year ended December 31, 2012 related to interest on a bank loan and $4,194,000 was non-cash related to the Company’s previously outstanding Convertible Notes.

In 2012, Celator entered into a loan agreement with a bank. The Bank Loan was for $3,000,000 with an interest rate of 5.5%. In connection with the loan, the Company issued warrants to purchase 17,267 shares of common stock at an exercise price of $5.21 per share. The estimated fair value of the warrants of $10,000 was expensed to non-cash financing with a corresponding credit to warrants. Interest only was payable for six months until December 2012, after which combined payments of principal and interest were due for a 30-month period. The Company repaid the loan in June 2013.

In December 2011, certain related parties purchased the Notes from the Company in the amount of $2,600,000. During 2012, a further $2,400,000 of additional Notes were purchased by the same stockholders, of which $400,000 were Preference Notes, the terms of which included an additional return payment of four times on the principal of the Preference Notes, which resulted in $1,694,000 of additional interest expense upon the conversion of the Preference Notes. The Notes were issued with an interest rate of 8% which resulted in $140,000 of interest for the year ended December 31, 2012.

In connection with the issuance of the Notes, the Company issued warrants to purchase common stock. The estimated fair value of the warrants of $1,100,000 was recorded as an original issue discount that was netted against the carrying value of the Notes. The Company recognized $994,000 of interest during 2012 for amortization of the original issue discount. After considering the allocation of the $5,000,000 proceeds between the fair value of the warrants and the Notes, the Notes contained a $1,356,000 beneficial conversion option that was recorded as additional interest expense upon the conversion of the Notes as the effective conversion price per share was below the price per share paid by new investors that purchased common stock in the Company’s private placement.

Liquidity and Capital Resources

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. To date, the Company has funded its operations primarily through private placements of preferred stock and common stock, convertible debt and debt financings. However, the Company may pursue additional financing options, including entering into agreements with collaborative partners in order to provide milestone payments, license fees and equity investments. As of December 31, 2013, the Company had received net proceeds of approximately $138.2 million from the sale of equity securities, approximately $7,500,000 from the issuance of convertible promissory notes, and approximately $10.4 million from bank debt. As of December 31, 2013, the Company had cash and cash equivalents of approximately $23,590,000. In April 2013, the Company raised $29,420,000 of net proceeds from the final round of a private placement (See Note 8 to the Consolidated Financial Statements). The Company expects to continue to incur losses as it funds research and development activities and commercial launch activities, and the Company does not expect material revenues for at least the next few years.

Even though the Company believes it currently has sufficient funds to meet its financial needs into the second quarter of 2015, the Company’s business strategy in the future may require the Company, or the Company may otherwise determine, to raise additional capital through licensing, debt or equity sales, other means or any combination of these options. The Company’s future capital requirements will depend on many factors, including those factors described in Item 1A. “Risk Factors” of this Form 10-K annual report as well as the Company’s ability to execute on its business and strategic plans as currently conceived.

Cash Flows

Net cash used in operating activities was $12,460,000 for the year ended December 31, 2013. The year ended December 31, 2013 amount reflected the Company’s net loss of $20,844,000, offset by $8,411,000 in net non-cash charges including amortization and depreciation of $198,000, stock-based compensation expense of $539,000, loss on disposal of property and equipment of $127,000, non-cash charge relating to a derivative instrument of $7,473,000 and non-cash interest expense of $75,000 related to the deferred financing costs amortization for bank loan. In addition, the Company used $26,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the year ended December 31, 2013. The changes in operating assets and liabilities were decreases in other receivables of $587,000 and other assets of $25,000, increases in accounts payable of $492,000, accrued liabilities of $439,000, and deferred rent liability of $53,000 offset by increases in prepaid expenses and deposits $343,000, restricted cash of $250,000, and other current assets of $468,000 and decrease in deferred revenue of $561,000.

Net cash used in operating activities was $4,968,000 for the year ended December 31, 2012. The year ended December 31, 2012 amount reflected the Company’s net loss of $10,909,000, offset by $4,691,000 in net non-cash charges including amortization and depreciation of $412,000, stock-based compensation expense of $3,000, loss on disposal of property and equipment of $83,000 and non-cash financing costs of $4,193,000 related to the Company’s previously outstanding Convertible Notes. In addition, the Company generated $1,249,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the year ended December 31, 2012. The changes in operating assets and liabilities were increases in accounts payable of $198,000, accrued liabilities of $291,000, and deferred revenue of $1,692,000 offset by increases in other receivables of $783,000, prepaid expenses and deposits of $102,000 and other assets of $47,000.

Cash used in investing activities was $41,000 for the year ended December 31, 2013, reflecting $93,000 of property and equipment expenditures and $52,000 of proceeds from the sale of property and equipment. Cash provided by investing activities for the year ended December 31, 2012 was $26,000, reflecting $36,000 of property and equipment expenditures, and $62,000 of proceeds from sale property and equipment.

Cash provided by financing activities for the year ended December 31, 2013 was $26,441,000. The cash inflow was from the net proceeds of $29,420,000 from the April 2013 final round of a private placement and stock options exercise proceeds of $21,000 offset by $3,000,000 for the repayment of bank debt. Cash provided by financing activities for the year ended December 31, 2012 was $11,349,000. The cash inflow was from the proceeds from issuance of common stock of $5,926,000 and the issuance of debt of $5,423,000.

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements.

Contractual Arrangements

	Total	Less than 1 year	1 – 3 years	3 – 5 years
Operating lease obligations	$808,085	$205,613	$386,549	$215,922

Operating lease obligations

Celator has two operating leases related to premises the company occupies in Ewing, New Jersey and Vancouver, BC. In February 2013, the Company renewed its office lease agreements for office space in Vancouver, British Columbia, effective April 1, 2013 which expires in June 2016. Under the Agreement, the Company will have the contractual payment obligations as shown in the table below as December 31, 2013:

Year ending December 31,
2014	$66,306
2015	67,176
2016	33,588
Total	$167,070

In March 2013, the Company entered into an office lease agreement for office space in Ewing, New Jersey which commenced in June 2013 with a term of sixty months, expiring June 2018. Under the Agreement, the Company will have the contractual payment obligations as shown in the table below as December 31, 2013:

Year ending December 31,
2014	$136,373
2015	138,765
2016	141,158
2017	143,550
2018	72,373
Total	$632,218

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

Management believes the following are critical accounting policies and estimates. These policies and estimates were considered “critical” because:

•	The estimates requires management to make assumptions about matters that are highly uncertain at the time the estimate is made, and/or
•	Different assumptions that management could have used in the current period could have a material impact on the presentation of its financial condition, changes in financial condition, or results of operations

Accounting for convertible notes, warrants and derivative instruments

In 2012, certain of the Company’s existing investors purchased Convertible Promissory Notes pursuant to a Note and Warrant Purchase Agreement. The Notes and accrued interest converted into 1.2 million shares of common stock.

The Company issued warrants to purchase shares in connection with the 2012 Note purchases. The estimated fair value of the warrants was recorded as an original issue discount that was netted against the carrying value of the Notes and was amortized to interest expense using the effective interest method.

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

In April 2013, the Company entered into a securities purchase agreement and subscription agreements with certain accredited investors for the issuance and sale in the final round of a private placement of shares of common stock. In connection with this final closing of the financing, shares of common stock and warrants to purchase shares of common stock were issued to certain existing stockholders of the Company who participated in earlier closings of this financing. The fair value of these common shares and warrants was recognized as a derivative liability with a corresponding charge to the statement of loss. Upon the final closing of the April 2013 private placement, the derivative liability was reclassified into stockholders’ equity as the obligation to issue additional securities no longer existed.

Recognition of research and development milestones

In June 2012, the Company entered into an agreement with LLS, pursuant to which LLS is providing funding for CPX-351 Phase 3 study. The funding consists of an initial upfront payment on inception of the agreement and subsequent milestone payments contingent on the achievement of certain clinical milestones.

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

Stock-based compensation

Stock based compensation transactions are recognized as compensation expense in the consolidated statement of loss and comprehensive loss based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the award. The Company estimates the fair value of options granted using the Black-Scholes option valuation model. This estimate uses assumptions regarding a number of inputs that required the Company to make significant estimates and judgments. Because the Company is a relatively new publicly traded common stock the expected volatility assumption was based on industry peer information.

Income taxes

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

Recent accounting standards

New Accounting Pronouncement Adopted:  In July 2012, the Financial Accounting Standards Board issued amendments to accounting guidance relating to the testing of indefinite-lived intangible assets for impairment. The new guidance, effective for annual and interim impairment tests of indefinite-lived intangible assets performed for fiscal years beginning after September 15, 2012, provides an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The adoption of this amended accounting guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

New Accounting Pronouncement Not Yet Effective:  In March 2013, FASB issued an amendment to the accounting guidance on foreign currency matters in order to clarify the guidance for the release of cumulative translation adjustments. The guidance is effective for interim and annual periods beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning in Item 15 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent registered public accountants on accounting or financial disclosure matters during our two most recent fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that the Company filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the 1992 Internal Control — Integrated Framework (the COSO criteria). Based on our assessment we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G (3) of Form 10-K, the information required by Item 10 of the Form 10-K is hereby incorporated by reference from discussion responsive thereto under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Company’s 2014 annual meeting of stockholders to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G (3) of Form 10-K, the information required by Item 11 of the Form 10-K is hereby incorporated by reference from discussion responsive thereto under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Directors Compensation” in our definitive proxy statement for the Company’s 2014 annual meeting of stockholders to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G (3) of Form 10-K, the information required by Item 12 of the Form 10-K is hereby incorporated by reference from discussion responsive thereto under the captions “Compensation Discussion and Analysis,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” in our definitive proxy statement for the Company’s 2014 annual meeting of stockholders to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G (3) of Form 10-K, the information required by Item 13 of the Form 10-K is hereby incorporated by reference from discussion responsive thereto under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G (3) of Form 10-K, the information required by Item 14 of the Form 10-K is hereby incorporated by reference from discussion responsive thereto under the captions “Corporate Governance” and “Ratification of Independent Public Accountants” in our definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a) Documents filed as part of this Report

1. Financial Statements

The following consolidated financial statements and notes thereto which are attached hereto beginning on page F-1 have been included by reference into Item 8 of this part of the annual report on Form 10-K:

Page
Report of KPMG LLP, Independent Registered Public Accounting Firm	F-1
Report of Deloitte LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3
Consolidated Statements of Loss and Comprehensive Loss for the years ended December 31, 2013 and 2012 and for the period November 18, 1999 (inception) to December 31, 2013	F-4
Consolidated Statements of Stockholders’ Equity for the period November 18, 1999 (inception) to December 31, 2013	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period November 18, 1999 (inception) to December 31, 2013	F-7
Notes to the Consolidated Financial Statements	F-9

2. Financial Statement Schedules

All schedules are omitted because they are inapplicable or not required or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The information required by this Item is set forth in the Exhibit Index that follows the signature page of this Form 10-K Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Celator Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Celator Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for the years then ended and for the period from November 18, 1999 (inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of loss and comprehensive loss, stockholders’ equity, and cash flows for the period November 18, 1999 (inception) to December 31, 2013 include amounts for the period from November 18, 1999 (inception) to December 31, 2011, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period November 18, 1999 through December 31, 2011 is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celator Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the period November 18, 1999 (inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 24, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Celator Pharmaceuticals, Inc.
(A development stage company)

We have audited the accompanying consolidated statements of loss and comprehensive loss and cash flows (not separated presented herein) and stockholders’ equity of Celator Pharmaceuticals, Inc. (a development stage company) (the “Company”) for the period from November 18, 1999 (date of incorporation) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the period from November 18, 1999 (date of incorporation) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, successful completion of the Company’s development program and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities, obtaining regulatory approval, and achieving a level of sales adequate to support the Company’s cost structure.

/s/ Deloitte LLP

Vancouver, Canada
October 26, 2012

Celator Pharmaceuticals, Inc. and Subsidiaries
(A development stage company)

Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$23,589,516	$9,648,008
Restricted cash	287,657	40,205
Other receivables	1,417,313	2,000,357
Prepaid expenses and deposits	491,465	148,275
Assets held for sale	74,086	251,269
Other current assets	468,389	—
Total current assets	26,328,426	12,088,114
Property and equipment, net	1,138,579	1,245,025
Other assets	5,745	105,805
Total assets	$27,472,750	$13,438,944
Liabilities
Current liabilities:
Accounts payable	$1,193,148	$699,858
Accrued liabilities	1,630,809	1,194,998
Current portion of deferred revenue	542,986	615,384
Current portion of loans	—	1,200,000
Total current liabilities	3,366,943	3,710,240
Deferred revenue	588,236	1,076,924
Deferred rent	53,084	—
Loans payable	—	1,800,000
Total liabilities	4,008,263	6,587,164
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock
Authorized 255,000,000 shares, par value $0.001 issued and outstanding 26,035,596 and 13,673,160 shares as of December 31, 2013 and 2012, respectively	26,036	13,673
Warrants	1,083,193	1,083,193
Additional paid-in capital	155,953,894	118,509,395
Accumulated other comprehensive loss	(1,133,266)	(1,133,266)
Deficit accumulated during the development stage	(132,465,370)	(111,621,215)
Total stockholders' equity	23,464,487	6,851,780
Total liabilities and stockholders' equity	$27,472,750	$13,438,944

See accompanying notes to the consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries
(A development stage company)

Consolidated Statements of Loss and Comprehensive Loss

	Years ended December 31,		November 18, 1999 (inception) to December 31, 2013
	2013	2012
Expenses
Research and development	$9,423,056	$4,868,734	$89,840,721
Leukemia & Lymphoma Society funding	(561,086)	(1,442,692)	(6,017,508)
Research collaboration income	—	(19,440)	(2,240,720)
General and administrative	5,427,707	4,098,446	42,628,427
Loss on disposal of property and equipment	126,633	83,077	898,719
Amortization and depreciation	197,743	411,621	4,871,973
Operating loss	(14,614,053)	(7,999,746)	(129,981,612)
Other income (expenses)
Foreign exchange (loss) gain	(31,028)	(11,500)	512,220
Interest and miscellaneous income	9,092	2,734	2,771,061
Gain on settlement in exchange of preferred stock	—	—	1,562,689
Non-cash derivative instrument charge	(7,473,108)	—	(7,473,108)
Interest expense	(147,360)	(4,263,774)	(6,036,652)
Loss before income taxes	(22,256,457)	(12,272,286)	(138,645,402)
Income tax benefit	1,412,302	1,363,559	7,655,885
Net loss incurred in the development stage	(20,844,155)	(10,908,727)	(130,989,517)
Other comprehensive loss attributable to foreign exchange translation	—	—	(1,133,266)
Comprehensive loss	(20,844,155)	(10,908,727)	(132,122,783)
Accretion on preferred stock	—	—	(1,475,853)
Total comprehensive loss attributable to common stockholders	$(20,844,155)	$(10,908,727)	$(133,598,636)
Net loss incurred in the development stage	(20,844,155)	(10,908,727)	(130,989,517)
Accretion on preferred stock	—	—	(1,475,853)
Net loss attributable to common stockholders	$(20,844,155)	$(10,908,727)	$(132,465,370)
Net loss per share
Basic and diluted	$(0.95)	$(0.88)
Weighted average of common shares outstanding
Basic and diluted	22,000,476	12,361,163

See accompanying notes to the consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries
(a development stage company)

Consolidated Statement of Stockholders’ Equity

	COMMON STOCK		RESTRICTED STOCK		WARRANTS AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	STOCKHOLDERS’ EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT
Issued on incorporation	25,802	$26	—	$—	$—	$3,230	$—	$—	$3,256
Issued for technology	1,602	2	—	—	—	200	—	—	202
Issued for cash, net of stock issuance costs	8,479	8	—	—	—	402,689	—	—	402,697
Foreign currency translation adjustment	—	—	—	—	—	—	(1,987)	—	(1,987)
Net loss	—	—	—	—	—	—	—	(200,050)	(200,050)
Balance at December 31, 2000	35,883	36	—	—	—	406,119	(1,987)	(200,050)	204,118
Issued for cash on exercise of stock options	55	—	—	—	—	3,722	—	—	3,722
Issued for cash, net of stock issuance costs	7,467	7	—	—	—	1,084,817	—	—	1,084,824
Foreign currency translation adjustment	—	—	—	—	—	—	(20,689)	—	(20,689)
Net loss	—	—	—	—	—	—	—	(773,668)	(773,668)
Balance at December 31, 2001	43,405	43	—	—	—	1,494,658	(22,676)	(973,718)	498,307
Issued for cash, net of stock issuance costs	1,118	1	—	—	—	137,735	—	—	137,736
Foreign currency translation adjustment	—	—	—	—	—	—	13,861	—	13,861
Net loss	—	—	—	—	—	—	—	(1,497,719)	(1,497,719)
Balance at December 31, 2002	44,523	44	—	—	—	1,632,393	(8,815)	(2,471,437)	(847,815)
Issued for cash — exercise of stock options	3,522	4	—	—	—	8,513	—	—	8,517
Foreign currency translation adjustment	—	—	—	—	—	—	(484,668)	—	(484,668)
Net loss	—	—	—	—	—	—	—	(3,506,027)	(3,506,027)
Balance at December 31, 2003	48,045	48	—	—	—	1,640,906	(493,483)	(5,977,464)	(4,829,993)
Issued for cash — exercise of stock options	6,410	6	—	—	—	15,464	—	—	15,470
Foreign currency translation adjustment	—	—	—	—	—	—	(811,423)	—	(811,423)
Net loss	—	—	—	—	—	—	—	(5,445,046)	(5,445,046)
Balance at December 31, 2004	54,455	54	—	—	—	1,656,370	(1,304,906)	(11,422,510)	(11,070,992)
Warrants issued on conversion of bridge loan	—	—	—	—	425,000	—	—	—	425,000
Issued on reorganization	844,173	844	—	—	—	9,495,846	—	—	9,496,690
Issued on conversion of debt	246,864	247	—	—	—	2,776,897	—	—	2,777,144
Issued for cash, net of stock issue costs	3,308,789	3,309	—	—	—	36,462,039	—	—	36,465,348
Issued for cash on exercise of stock options	12,054	12	—	—	—	33,134	—	—	33,146
Issued for cash on exercise of warrants	108	—	—	—	—	1,220	—	—	1,220
Foreign currency translation adjustment	—	—	—	—	—	—	171,640	—	171,640
Net loss	—	—	—	—	—	—	—	(8,913,249)	(8,913,249)
Balance at December 31, 2005	4,466,443	4,466	—	—	425,000	50,425,506	(1,133,266)	(20,335,759)	29,385,947
Issued for cash on exercise of stock options	1,705	2	—	—	—	4,675	—	—	4,677
Stock based compensation	—	—	—	—	—	201,989	—	—	201,989
Net loss for the period	—	—	—	—	—	—	—	(14,588,786)	(14,588,786)
Balance at December 31, 2006	4,468,148	4,468	—	—	425,000	50,632,170	(1,133,266)	(34,924,545)	15,003,827
Issued for cash on exercise of stock options	13,748	14	—	—	—	31,189	—	—	31,203
Stock based compensation	—	—	—	—	—	243,340	—	—	243,340

See accompanying notes to the consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries
(a development stage company)

Consolidated Statement of Stockholders’ Equity

	COMMON STOCK		RESTRICTED STOCK		WARRANTS AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	STOCKHOLDERS’ EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT
Issued for cash, net of costs	888,914	$889	—	$—	$—	$9,976,668	$—	$—	$9,977,557
Net loss for the period	—	—	—	—	—	—	—	(16,761,805)	(16,761,805)
Balance at December 31, 2007	5,370,810	5,371	—	—	425,000	60,883,367	(1,133,266)	(51,686,350)	8,494,122
Issued for cash on exercise of stock options	1,159	2	—	—	—	2,660	—	—	2,662
Stock based compensation	—	—	—	—	—	186,578	—	—	186,578
Issued for cash	1,334	1	—	—	—	4,498	—	—	4,499
Issued for cash, restricted stock	—	—	4,000	4	—	13,497	—	—	13,501
Issued for cash, net of stock issue costs	2,014,365	2,014	—	—	—	22,564,279	—	—	22,566,293
Net loss for the period	—	—	—	—	—	—	—	(14,028,617)	(14,028,617)
Balance at December 31, 2008	7,387,668	7,388	4,000	4	425,000	83,654,879	(1,133,266)	(65,714,967)	17,239,038
Issued for cash on exercise of stock options	1,432	1	—	—	—	3,472	—	—	3,473
Stock based compensation	—	—	—	—	—	200,522	—	—	200,522
Restricted stock transferred to common stock	1,333	1	(1,333)	(1)	—	—	—	—	—
Warrants issued on signing of loan agreement	—	—	—	—	9,333	—	—	—	9,333
Net loss for the period	—	—	—	—	—	—	—	(10,022,979)	(10,022,979)
Balance at December 31, 2009	7,390,433	7,390	2,667	3	434,333	83,858,873	(1,133,266)	(75,737,946)	7,429,387
Issued for cash on exercise of stock options	423	—	—	—	—	1,435	—	—	1,435
Stock based compensation	—	—	—	—	—	169,424	—	—	169,424
Restricted stock transferred to common stock	1,334	1	(1,334)	(2)	—	—	—	—	(1)
Warrants expired April 30, 2010	—	—	—	—	(425,000)	425,000	—	—	—
Issued for cash, net of stock issue costs	2,877,777	2,878	—	—	—	14,824,734	—	—	14,827,612
Net loss for the period	—	—	—	—	—	—	—	(10,814,788)	(10,814,788)
Balance at December 31, 2010	10,269,967	10,269	1,333	1	9,333	99,279,466	(1,133,266)	(86,552,734)	11,613,069
Stock based compensation	—	—	—	—	—	114,089	—	—	114,089
Issued for cash, net of stock issue costs	959,261	960	—	—	—	4,991,901	—	—	4,992,861
Restricted stock transferred to common stock	1,333	1	(1,333)	(1)	—	—	—	—	—
Net loss for the period	—	—	—	—	—	—	—	(14,159,754)	(14,159,754)
Balance at December 31, 2011	11,230,561	11,230	—	—	9,333	104,385,456	(1,133,266)	(100,712,488)	2,560,265
Issued for cash on exercise of stock options	107	—	—	—	—	240	—	—	240
Stock based compensation	—	—	—	—	—	3,210	—	—	3,210
Issued for cash, net of stock issuance costs	1,202,276	1,203	—	—	—	5,924,062	—	—	5,925,265
Investor note converted to common stock	1,240,216	1,240	—	—	—	6,840,904	—	—	6,842,144
Conversion of warrant liability and issuance of warrants	—	—	—	—	1,073,860	—	—	—	1,073,860
Beneficial conversion option	—	—	—	—	—	1,355,523	—	—	1,355,523
Net loss for the period	—	—	—	—	—	—	—	(10,908,727)	(10,908,727)
Balance at December 31, 2012	13,673,160	13,673	—	—	1,083,193	118,509,395	(1,133,266)	(111,621,215)	6,851,780
Stock based compensation	—	—	—	—	—	538,643	—	—	538,643
Issued for cash, net of stock issuance costs	12,362,436	12,363	—	—	—	29,432,748	—	—	29,445,111
Derivative liability reclassificaton (See Note 8)	—	—	—	—	—	7,473,108	—	—	7,473,108
Net loss for the period	—	—	—	—	—	—	—	(20,844,155)	(20,844,155)
Balance at December 31, 2013	26,035,596	$26,036	—	$—	$1,083,193	$155,953,894	$(1,133,266)	$(132,465,370)	$23,464,487

See accompanying notes to the consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries
(A development stage company)

Consolidated Statements of Cash Flows

	Year ended December 31,		November 18, 1999 (inception) to December 31, 2013
	2013	2012
Operating activities
Net loss	$(20,844,155)	$(10,908,727)	$(132,465,370)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	197,743	411,621	4,871,973
Accretion on preferred stock	—	—	1,475,853
Non-cash stock-based compensation expense	538,643	3,210	1,657,795
Gain on settlement of preferred stock	—	—	(1,562,689)
Loss on disposal of property and equipment	126,633	83,077	898,719
Non-cash derivative instrument charge	7,473,108	—	7,473,108
Non-cash financing costs	74,752	4,193,438	4,771,178
Changes in operating assets and liabilities
Other receivables	586,792	(782,599)	(1,413,565)
Prepaid expenses and deposits	(343,190)	(102,076)	(491,465)
Restricted cash	(250,049)	—	(250,049)
Other current assets	(468,389)	—	(468,389)
Other assets	25,056	(47,220)	(80,749)
Accounts payable	492,332	198,156	1,192,193
Accrued liabilities	439,075	290,605	1,643,005
Deferred rent liability	53,084	—	53,084
Deferred revenue	(561,086)	1,692,308	1,131,222
Cash used in operating activities	(12,459,651)	(4,968,207)	(111,564,146)
Investing activities
Purchase of property and equipment	(92,523)	(35,752)	(7,430,521)
Proceeds on disposals of property and equipment	51,776	61,918	447,164
Cash (used in) provided by investing activities	(40,747)	26,166	(6,983,357)
Financing activities
Proceeds from issuance of common stock and on options exercised	32,520,974	6,763,043	41,036,255
Proceeds from issuance of warrants and warrant derivatives	—	242	500
Proceeds from issuance of preferred stock	—	—	102,157,702
Payment of share issuance costs	(3,079,611)	(837,280)	(4,971,345)
Proceeds from loans payable	—	5,423,390	17,898,295
Repayments of capital lease obligation	—	—	(163,242)
Repayments of loans payable	(3,000,000)	—	(12,735,054)
Cash provided by financing activities	26,441,363	11,349,395	143,223,111
Effect of foreign exchange rate changes	543	13,876	(1,086,092)
Net change in cash	13,941,508	6,421,230	23,589,516
Cash and cash equivalents, beginning of period	9,648,008	3,226,778	—
Cash and cash equivalents, end of period	$23,589,516	$9,648,008	$23,589,516

See accompanying notes to the consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries
(A development stage company)

Consolidated Statements of Cash Flows

	Year ended December 31,		November 18, 1999 (inception) to December 31, 2013
	2013	2012
Supplemental disclosure of cash flow information
Interest paid	$79,388	$63,566	$1,123,204
Income taxes paid	—	71,851	172,451
Property and equipment purchased under capital lease	—	—	449,744
Common stock issued on conversion of debt	—	6,842,144	6,842,144
Preferred stock issued on conversion of debt	—	—	5,337,417

See accompanying notes to the consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries
(A development stage company)

Notes to the Consolidated Financial Statements

1. Nature of Business and Liquidity

Celator Pharmaceuticals, Inc. (“CPI” or the “Company”), with locations in Ewing, N.J., and Vancouver, B.C., is a pharmaceutical company developing new and more effective therapies to treat cancer. CombiPlex®, the Company’s proprietary drug ratio technology platform, represents a novel approach that identifies molar ratios of drugs that will deliver a synergistic benefit, and locks the desired ratio in a nano-scale drug delivery vehicle that maintains the ratio in patients with the goal of improving clinical outcomes.

The Company has incurred recurring losses and negative cash flows from operations since inception. As of December 31, 2013, the Company had an accumulated deficit of $132,465,370. The Company expects operating losses and negative cash flows to continue for the foreseeable future until such time, if ever, that it can generate significant revenues from its product candidates currently in development. At December 31, 2013, the Company had cash and cash equivalents of $23,589,516. Management believes that the cash and cash equivalents at December 31, 2013 will be sufficient to meet estimated working capital requirements and fund planned operations into the second quarter of 2015. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates.

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

Celator Pharmaceuticals, Inc. and Subsidiaries
(A development stage company)

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

Cash and cash equivalents:  The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates its fair value due to its short-term nature. The Company had $7,597,730 in short-term money market accounts and $15,003,472 in certificates of deposit as of December 31, 2013.

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

Stock-based compensation:  Stock based compensation transactions are recognized as compensation expense in the consolidated statement of loss and comprehensive loss based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the award. The Company estimates the fair value of options granted using the Black-Scholes option valuation model. This estimate uses assumptions regarding a number of inputs that required the Company to make significant estimates and judgments. Because the Company is a relatively new publicly traded common stock the expected volatility assumption was based on industry peer information.

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

2. Summary of Significant Accounting Policies  – (continued)

stock were exercised or converted to common stock using the treasury stock method. The treasury stock method assumes that proceeds received from the exercise of stock options and warrants are used to repurchase common stock at the prevailing market rate.

The net loss per share for the year ended December 31, 2012 has been corrected for an immaterial error in the calculation of average weighted shares outstanding. The revision is as follows:

	As Reported	As Revised
Net loss	$(10,908,727)	$(10,908,727)
Net loss per share	$(1.30)	$(0.88)
Weighted average shares outstanding	8,406,104	12,361,163

The above correction has no impact on any other prior year financial statement amounts or disclosures.

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

2. Summary of Significant Accounting Policies  – (continued)

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

The Company recognizes transfers between input levels as of the actual date of event. There were no transfers between levels and the following table provides the assets carried at fair value:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Assets:
Certificates of Deposit	$15,003,472	$15,003,472	$—	$—
Money Market Fund	7,597,730	7,597,730	—	—
Total	$22,601,202	$22,601,202	$—	$—
December 31, 2012
Assets:
Money Market Fund	$9,107,500	$9,107,500	$—	$—

The reconciliation of the warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Balance at January 1, 2012	$549,317
Additions	513,809
Reclassification to equity	(1,063,126)
Balance at December 31, 2012	$—

Segment reporting:  The Company operates within one reportable segment and presents geographic results of its United States and Canadian operations. Intersegment transactions and balances have been eliminated in the preparation of the segmental analysis note.

New Accounting Pronouncement Adopted:  In July 2012, FASB issued amendments to accounting guidance relating to the testing of indefinite-lived intangible assets for impairment. The new guidance, effective for annual and interim impairment tests of indefinite-lived intangible assets performed for fiscal years beginning after September 15, 2012, provides an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The adoption of this amended accounting guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

New Accounting Pronouncement Not Yet Effective:  In March 2013, FASB issued an amendment to the accounting guidance on foreign currency matters in order to clarify the guidance for the release of cumulative translation adjustments. The guidance is effective for interim and annual periods beginning on or after

Celator Pharmaceuticals, Inc. and Subsidiaries
(A development stage company)

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

December 15, 2013. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

3. Other Receivables

Other receivables as of December 31, 2013 and 2012, consists of the following:

	2013	2012
Receivables related to the sale of New Jersey net operating losses	$1,412,302	$1,363,559
Receivables related to value added tax recovery	—	95,910
Receivables related to the Leukemia & Lymphoma Society funding	—	500,000
Other receivables	5,011	40,888
	$1,417,313	$2,000,357

4. Other Current Assets

Other current assets as of December 31, 2013 and December 31, 2012 consist of the following:

	2013	2012
Clinical trial materials	$468,389	$—

5. Property and Equipment

Property and equipment as of December 31, 2013 and 2012, including assets held under capital lease, consists of the following:

	2013	2012
Computer and equipment	$136,498	$103,858
Furniture and office equipment	96,457	145,499
Laboratory equipment	1,760,633	1,779,188
Capital lease equipment	155,523	155,520
Leaseholds	37,789	73,060
	2,186,900	2,257,125
Less: Accumulated depreciation	(1,048,321)	(1,012,100)
	$1,138,579	$1,245,025

During the years ended December 31, 2013 and 2012, depreciation and amortization expense was $197,743, and $411,621 respectively. The depreciation expense for the year ended December 31, 2012 included an impairment loss of 78,758.

During 2013 and 2012, assets with a net book value of $177,827 and $144,995 were sold for proceeds of $51,776 and $61,918, resulting in a loss on disposal of $126,051 and $83,077, respectively. During the year ended December 31, 2013, the also Company wrote off other property and equipment and incurred a loss of $582.

In February 2012, the Company closed a laboratory and consigned certain property and equipment for sale with net book value of $507,622. At December 31, 2013 and 2012, the net book values of the remaining consigned equipment were $74,086 and $251,269, respectively, and consisted solely of scientific equipment which is presented as assets held for sale on the consolidated balance sheet.

Celator Pharmaceuticals, Inc. and Subsidiaries
(A development stage company)

Notes to the Consolidated Financial Statements

6. Accrued Liabilities

Accrued liabilities as of December 31, 2013 and 2012, consists of the following:

	2013	2012
Accrued bonuses	$624,472	$458,177
Accrued salaries and vacation	143,484	198,817
Accrued professional fees	30,911	265,802
Accrued clinical trial expenses	636,497	188,057
Accrued other	195,445	84,145
	$1,630,809	$1,194,998

7. Loans Payable

Bank Loan

In June 2012, the Company entered in to a Loan and Security Agreement with a bank under which the Company could draw up to $3,000,000 until December 15, 2012. In June 2012, the Company borrowed $1,000,000 and in August 2012, the Company borrowed the remaining available balance of $2,000,000. The loan had interest at a rate of 5.5%, with interest only payable for the first six months until December 15, 2012, after which monthly payments of principal and interest were due for a thirty month period.

In connection with the loan, the Company issued warrants to purchase 17,267 shares of common stock at an exercise price of $5.21 per share. The estimated fair value of the warrants of $10,487 was expensed to non-cash financing costs with a corresponding credit to warrants. The Company estimated the fair value of the warrants using the Black Scholes model with a risk-free rate of 0.5%, dividend yield of 0%, volatility of 88% and a contractual life of 7 years.

The Company repaid the loan’s remaining outstanding principle and interest in June 2013.

Related Party Loan

In December 2011, certain of the Company’s existing investors purchased $2,576,610 of Convertible Promissory Notes (the “Notes”) pursuant to a Note and Warrant Purchase Agreement (the “Note Agreement”) under which $2,423,390 of additional Notes could be purchased for a total $5,000,000. The Notes bore interest at 8% compound annually and were due upon the earlier of a) a Sale Transaction (as defined in the Note Agreement), b) a liquidation or winding up of the Company or c) on demand of the holders of at least a majority of the principal amount outstanding under the Notes made any time after July 1, 2012. The Notes and accrued interest automatically convert upon a Qualified Financing (as defined in the Note Agreement) at a conversion price equal to the price per share of the securities sold in the Qualified Financing. Prior to a Qualified Financing, the Notes and accrued interest were convertible into shares of the Company’s previously outstanding Series D Preferred Stock (“Series D”) at $5.21 per share upon written notice of holders of at least a majority of the principal outstanding under the Notes.

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

7. Loans Payable  – (continued)

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

In August 2012, immediately prior to the closing of the Company’s private placement of common stock, the $5,000,000 of Notes and accrued interest of $148,584 were converted into 915,304 shares of common stock using the conversion price of $5.625 per share which was equal to the common stock offering price in the private placement. The four time additional return on the Preference Notes of $1,693,560 was converted into 324,912 shares of common stock using a conversion price of $5.21 per share per the Omnibus Agreement, which was lower than the common stock offering price in the private placement. The four time additional return of $1,693,560 was recorded as additional interest expense. In addition, the Company recorded $994,471 of interest expense during 2012 for amortization of the remaining original issue discount.

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

8. Stockholders’ Equity

Private Placement

In August 2012, the Company commenced a private placement of its common stock and through the balance of 2012 sold 1,202,276 shares of common stock at $5.625 per share resulting in net proceeds of $5,925,265 after deduction issuance costs of $837,280.

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

Celator Pharmaceuticals, Inc. and Subsidiaries
(A development stage company)

Notes to the Consolidated Financial Statements

8. Stockholders’ Equity  – (continued)

Warrants

The following table summarizes the warrants outstanding to purchase common stock at December 31, 2013:

Issue date	Number of warrants	Exercise price	Term
March 2009	12,445	$11.25	7 years
December 2011	123,585	$5.21	7 years
February 2012	3,700	$5.21	6 years
June 2012	17,267	$5.21	7 years
August 2012	112,536	$5.21	7 years
April 2013	161,327	$5.21	7 years
April 2013	3,977,290	$3.58	7 years
	4,408,150

9. Stock Based Compensation

2013 Equity Incentive Plan

In 2013, the Company adopted the Celator Pharmaceuticals, Inc. 2013 Equity Incentive Plan (the “Plan”) that authorizes the granting of up to 2,460,546 shares of common stock. The Plan became effective May 22, 2013. At December 31, 2013, 680,279 stock options remain available to be granted. The Company has reserved shares of its common stock to permit exercise of options in accordance with the terms of the Plan.

Options granted under the Plan may be incentive stock options or non-qualified stock options. Incentive stock options may only be granted to employees. The board of directors, or a committee of the board of directors appointed to administer the Plan, determines the period over which options become exercisable and the conditions under which stock awards are granted and become vested.

The following table summarizes the activity of the Company’s stock option plans for the years ended December 31, 2013 and 2012:

	Number of options	Exercise price
January 1, 2012	992,629	$2.57
Granted	—	—
Exercised	(107)	2.25
Cancelled	(185,734)	2.74
December 31, 2012	806,788	$2.52
Granted	1,864,559	3.18
Exercised	(8,803)	2.81
Cancelled	(84,292)	2.98
December 31, 2013	2,578,252	$2.98
Exercisable at December 31, 2013	768,049	$2.51

Celator Pharmaceuticals, Inc. and Subsidiaries
(A development stage company)

Notes to the Consolidated Financial Statements

9. Stock Based Compensation  – (continued)

The following table summarizes stock options outstanding as of December 31, 2013:

Range of exercise price	Number outstanding	Average exercise price	Remaining contractual life (years)	Number exercisable	Average exercise price
$1.00 – $2.00	11,630	$1.12	6.7	9,692	$1.12
2.01 – 3.00	623,714	2.34	1.2	623,714	2.34
3.01 – 4.00	1,942,908	3.20	7.5	134,643	3.37
	2,578,252	2.98	4.2	768,049	2.51

A summary of unvested awards activity during the year ended December 31, 2013 is as follows:

	Number	Grant date fair value
January 1, 2013	14,251	$14,752
Granted	1,864,559	4,266,120
Vested	(12,226)	(14,303)
Forfeited	(56,381)	(120,054)
December 31, 2013	1,810,203	$4,146,515

The following table provides information regarding stock options activity for the year ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
Stock compensation expense recognized	$538,643	$3,210
Weighted average grant-date fair value of stock options issued (per share)	$2.29	$—
Grant-date fair value of stock options issued	$4,266,120	$—
Volatility	117.7%	—
Risk-free interest rate	1.9%	—
Dividend yield	0.0%	—
Expected life in years	6.2	—

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

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. At December 31, 2013, the total compensation cost related to non-vested awards not yet recognized and weighted average period over which it will be recognized was $3,646,664 and 3.4 years, respectively.

Celator Pharmaceuticals, Inc. and Subsidiaries
(A development stage company)

Notes to the Consolidated Financial Statements

10. Income Taxes

Loss before income taxes consisted of the following:

	Year ended December 31,
	2013	2012
Domestic	$(20,038,881)	$(10,035,313)
Foreign	(2,217,576)	(2,236,973)
Total	$(22,256,457)	$(12,272,286)

A reconciliation of the Statutory United States federal income tax rate to the Company’s effective rate and for December 31, 2013 and 2012 is as follows:

	Year ended December 31,
	2013	2012
Loss before income taxes	$(22,256,457)	$(12,272,286)
Federal rate	34%	34%
US Federal statutory tax rate	7,567,195	4,172,577
State, net of federal rate	487,083	613,614
Permanent differences	(2,548,770)	(1,344,421)
Research and development tax credits	72,377	(3,559,200)
Other	(113,803)	321,181
Changes to valuation allowances	(4,051,780)	1,159,808
	$1,412,302	$1,363,559

In 2013 and 2012, the Company was approved to sell New Jersey net operating loss carryforwards (“NOLS”) under the New Jersey Technology Business Tax Certificate Transfer Program, which resulted in the recognition of an income tax benefit of $1,412,302 and $1,363,559, respectively.

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carry forwards. Significant components of the Company’s total deferred tax asset as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Net operating loss carry forwards	$38,619,755	$35,362,944
Research and development loss pool carry forwards	3,865,195	3,884,379
Deferred revenue	384,615	—
Accrued expenses and other	287,272	(373,883)
Stock based compensation	529,645	361,878
Property and equipment	(366,186)	(19,995)
R&D and investment tax credit carry forwards	494,523	547,716
Deferred tax assets	$43,814,819	$39,763,039
Deferred tax assets valuation allowance	$(43,814,819)	$(39,763,039)
	$—	$—

The valuation allowance at December 31, 2013 and 2012 was primarily related to R&D investment tax credits carryforwards and expenditures, federal and state net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax

Celator Pharmaceuticals, Inc. and Subsidiaries
(A development stage company)

Notes to the Consolidated Financial Statements

10. Income Taxes  – (continued)

assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

At December 31, 2013, the Company had net operating loss carryforwards for Federal income tax purposes of $109,953,867 which are available to offset future Federal taxable income, if any, through 2023. The Company has net operating loss carryforwards for state income tax purposes of $24,709,120 which are available to offset future state taxable income through 2030.

At December 31, 2013 and 2012, the Company had Canadian federal and British Columbia investment tax credits of approximately $494,523 and $524,629 and $0 and $23,087, respectively, available to reduce taxes payable through 2030 and 2022, respectively. The Company has no Canadian tax loss carry forwards.

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

	Total Assets
	December 31,
	2013	2012
United States	$26,190,516	$11,578,590
Canada	284,563	717,250
Germany	997,671	1,143,104
Total Assets	$27,472,750	$13,438,944

	Net Loss
	Year ended December 31,
	2013	2012
United States	$(18,626,579)	$(8,671,754)
Canada	(2,217,576)	(2,236,973)
Total Net Loss	$(20,844,155)	$(10,908,727)

12. Leukemia and Lymphoma Society funding

In June 2012, the Company entered into an agreement with the Leukemia & Lymphoma Society (“LLS”) pursuant to which LLS has agreed to provide up to $5.0 million in funding from the LLS Therapy Acceleration Program (“TAP program”) for the Phase 3 clinical study of the Company’s lead compound CPX-351. Upon execution of the agreement, the Company received an upfront payment of $2.0 million and may receive further payments of $3.0 million upon the achievement of clinical milestones. The Company recorded the $2.0 million upfront payment as deferred revenue which will be recognized on a straight-line basis over the estimated performance period of the funding agreement. During the years ended December 31, 2013 and 2012, the Company recognized $561,086 and $307,392, respectively related to the amortization of the upfront payment. The estimated performance period is expected to be complete in January 2016. During 2012, the Company met two separate milestones under the agreement which resulted in the recognition of $1.0 million which was recorded as Leukemia & Lymphoma Society funding of which $500,000 was a receivable as of December 31, 2012. The agreement remains in effect until the completion of the milestones unless earlier terminated in accordance with the provisions in the agreement. The Company may terminate the agreement at any time during its term upon at least 30 days’ prior written notice to LLS or upon written notice to LLS upon the termination of the CPX-351 program. LLS may terminate this agreement upon 90 days prior written notice to the Company. Funding under the agreement is exclusively for use in support of the clinical development activities of the research program. Provided the Company believes the product is safe

Celator Pharmaceuticals, Inc. and Subsidiaries
(A development stage company)

Notes to the Consolidated Financial Statements

12. Leukemia and Lymphoma Society funding  – (continued)

and effective, the Company has agreed that, for a period of five years following the expiration or termination of the agreement, the Company will take such steps as are commercially reasonable to further the clinical development of the product and to bring the product to practical application for Acute Myeloid Leukemia.

13. Commitments and Contingencies

The Company has a worldwide exclusive license agreement with Princeton University dated June 2007 that provides the Company with exclusive rights to some aspects of its nanoparticle polymer technology arising from research sponsored by the Company at Princeton University between 2003 and 2007. These inventions are generally characterized as particulate constructs for release of active agents for medical application. Of the products currently in Celator’s pipeline, only the hydrophobic docetaxel prodrug nanoparticle formulation is subject to this agreement. The Company is obligated to pay a royalty on net sales to Princeton University of a low single-digit percentage if any invention is sold by the Company or a company to which the product covered by the invention was licensed by the Company, which was generated under the exclusive licensing agreement. No royalty or other product/sub-license-related payments have been made to date. The Company is obligated to provide Princeton University a percentage within the range of 45% to 55% of proceeds obtained from a sub-license of the intellectual property to a third party in cases where the Company has not conducted any research or development activities and is solely licensing out the original intellectual property jointly developed by the Company and Princeton University. The Company may terminate the agreement at any time by giving 90 days written notice to Princeton University. Princeton University may terminate the agreement if Company should breach or fail to perform under the agreement, with written notice of default provided by Princeton University to the Company and only if the Company fails to cure the default within 60 days. The Company is obligated under the agreement to provide an annual progress report to Princeton University on any developments of the licensed technology as well as prosecution of the patents covering the technology and the use of commercially reasonable efforts to develop licensed products.

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

Celator Pharmaceuticals, Inc. and Subsidiaries
(A development stage company)

Notes to the Consolidated Financial Statements

13. Commitments and Contingencies  – (continued)

In February 2013, the Company renewed its office lease agreements for office space in Vancouver, British Columbia, effective April 1, 2013 which expires in June 2016. The remaining minimum lease payments as of December 31, 2013 totaled $167,070.

In March 2013, the Company entered into an office lease agreement for office space in Ewing, New Jersey, which commenced in June 2013 with a term of sixty months. The remaining minimum lease payments as of December 31, 2013 totaled $632,218. Under the Ewing, New Jersey lease agreement, the Company will be obligated to maintain a letter of credit from a bank with respect to its security deposit obligations in the amount of $200,000 during the first year of the Agreement, which amount will be reduced by $40,000 per year on each of December 1, 2014, 2015, and 2016 and by $60,000 on December 1, 2017.

Minimum lease payments on all operating leases are as follows:

Year ending December 31,
2014	$205,613
2015	208,872
2016	177,678
2017	143,550
2018	72,372
Total	$808,085

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELATOR PHARMACEUTICALS, INC.

By:	/s/ Scott T. Jackson Scott T. Jackson, Chief Executive Officer

Date: March 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott T. Jackson Scott T. Jackson	Chief Executive Officer and a Director (principal executive officer)	March 24, 2014
/s/ Fred M. Powell Fred M. Powell	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 24, 2014
/s/ Joseph A. Mollica Joseph A. Mollica	Chairman of the Board	March 24, 2014
/s/ Michael Dougherty Michael Dougherty	Director	March 24, 2014
/s/ Richard S. Kollender Richard S. Kollender	Director	March 24, 2014
/s/ Joseph Lobacki Joseph Lobacki	Director	March 24, 2014
/s/ Scott Morenstein Scott Morenstein	Director	March 24, 2014
/s/ Nicole Vitullo Nicole Vitullo	Director	March 24, 2014

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K current report filed on May 24, 2013.)
3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)
4.1	Amended and Restated Warrant issued to Square 1 Bank. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10 registration statement filed on November 13, 2012.)
4.2	Form of Amended and Restated Warrant. (Incorporated by reference to Exhibit 4.2 to the Company’s Form 10 registration statement filed on November 13, 2012.)
4.3	Comerica Bank Warrant issued March 11, 2009. (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Form 10 registration statement filed on December 28, 2012.)
4.4	Form of Warrant to Purchase Common Stock. (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K current report filed on May 3, 2013.)
10.1*	Amended and Restated Employment Agreement dated December 19, 2002 between Dr. Lawrence Mayer and the Company. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.2*	Amended and Restated Employment Agreement dated as of August 26, 2013 between the Company and Scott T. Jackson. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K current report filed on August 27, 2013.)
10.3	Registration Rights Agreement dated as of April 29, 2013 among the Company and the investors identified on the signature pages thereto. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K current report filed on May 3, 2013.)
10.4*	Letter Agreement dated December 4, 2007 between Joseph A. Mollica, Ph.D and the Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.5*	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.6*	Amended and Restated 2005 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.7**	Exclusive License Agreement dated June 28, 2007 between Princeton University and the Company, as amended on July 6, 2010 and August 20, 2012. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.8**	Clinical and Commercial Manufacturing and Supply Agreement dated as of December 22, 2010 between Baxter Oncology GmbH and the Company. (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Form 10 registration statement on January 30, 2013.)
10.9**	Collaborative Research Agreement dated May 11, 2001 between the Company and the British Columbia Cancer Agency. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.10	Settlement Agreement dated August 5, 2008 between the British Columbia Cancer Agency and the Company. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.11**	Definitive Agreement dated June 27, 2012 between Leukemia & Lymphoma Society and the Company. (Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Form 10 registration statement on January 30, 2013.)

Exhibit No.	Description
10.12*	Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.13*	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.14*	Form of Nonqualified Stock Option Agreement (Non-VC Directors). (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.15*	Form of Nonqualified Stock Option Agreement (VC Directors). (Incorporated by reference to Exhibit 10.15 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.16	Securities Purchase Agreement dated as of April 29, 2013 among the Company and the parties identified on the signature pages thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K current report filed on May 3, 2013.)
10.17	2013 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K current report filed on May 24, 2013.)
10.18	2013 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K current report filed on May 24, 2013.)
10.19*	Letter and Restrictive Covenant Agreement dated December 7, 2012 between the Company and Fred M. Powell. (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Form 10 registration statement on January 30, 2013.)
10.20	Intentionally omitted.
10.21	Princeton South Corporate Center Office Lease dated March 1, 2013 between Princeton South Investors, LLC and the Company. (Incorporated by reference to Exhibit 10.21 to the Company's Form 10-K annual report for the year ended December 31, 2012 filed on April 1, 2013.)
14.1	Code of Conduct. (Incorporated by reference to Exhibit 14.1 to the Company's Form 8-K filed on April 18, 2013.)
21.1	Subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Company’s Form 10 registration statement filed on November 13, 2012.)
23.1	Consent of KPMG LLP
23.2	Consent of Deloitte LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

*	Denotes a management contract or compensatory plan or arrangement.
**	Subject to a Confidential Treatment Order for confidential treatment of certain confidential portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.