Form 10-Q
period 2014-03-31
Celator Pharmaceuticals Inc
filed 2014-05-12
CIK 1327467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 12, 2014 was 26,078,532.

CELATOR PHARMACEUTICALS, INC.

TABLE OF CONTENTS

		Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1
	Consolidated Balance Sheets as March 31, 2014 and December 31, 2013	1
	Consolidated Statements of Loss and Comprehensive Loss for the three months ended March 31, 2014 and 2013 and for the period November 18, 1999 (inception) to March 31, 2014	2
	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2014	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and for the period November 18, 1999 (inception) to March 31, 2014	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 6.	Exhibits	14
Signature		15
Certifications

Part I. Financial Information

Item 1. Financial Statements

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$20,812,057	$23,589,516
Restricted cash	286,245	287,657
Other receivables	5,856	1,417,313
Prepaid expenses and deposits	172,075	491,465
Assets held for sale	74,086	74,086
Other current assets	484,320	468,389
Total current assets	21,834,639	26,328,426
Property and equipment, net	1,093,279	1,138,579
Other assets	35,687	5,745
Total assets	$22,963,605	$27,472,750

Liabilities
Current liabilities:
Accounts payable	$1,068,168	$1,193,148
Accrued liabilities	1,257,891	1,630,809
Current portion of deferred revenue	542,986	542,986
Total current liabilities	2,869,045	3,366,943
Deferred revenue	452,489	588,236
Deferred rent	51,464	53,084
Total liabilities	3,372,998	4,008,263

Stockholders' equity
Common stock
Authorized 255,000,000 shares, par value $0.001
Issued and outstanding 26,078,532 and 26,035,596 shares as of March 31, 2014 and December 31, 2013 respectively	26,079	26,036
Warrants	1,083,193	1,083,193
Additional paid-in capital	156,357,472	155,953,894
Accumulated other comprehensive loss	(1,133,266)	(1,133,266)
Deficit accumulated during the development stage	(136,742,871)	(132,465,370)
Total stockholders' equity	19,590,607	23,464,487
Total liabilities and stockholders' equity	$22,963,605	$27,472,750

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

	Three months ended		November, 1999
	March 31		(inception) to
	2014	2013	March 31, 2014
Expenses
Research and development	$2,967,853	$1,651,409	$92,808,574
Leukemia & Lymphoma Society funding	(635,747)	(153,846)	(6,653,255)
Research collaboration income	-	-	(2,240,720)
General and administrative	1,888,267	1,348,999	44,516,694
Loss on disposal of property and equipment	-	13,727	898,719
Amortization and depreciation	47,735	47,588	4,919,708
Operating loss	(4,268,108)	(2,907,877)	(134,249,720)
Other income (expenses)
Foreign exchange (loss) gain	(11,708)	(3,049)	500,512
Interest and miscellaneous income	2,315	429	2,773,376
Gain on settlement in exchange of preferred stock	-	-	1,562,689
Non-cash derivative instrument charge	-	(6,725,797)	(7,473,108)
Interest expense	-	(47,654)	(6,036,652)
Loss before income taxes	(4,277,501)	(9,683,948)	(142,922,903)
Income tax benefit	-	-	7,655,885
Net loss incurred in the development stage	(4,277,501)	(9,683,948)	(135,267,018)
Other comprehensive loss attributable to foreign exchange translation	-	-	(1,133,266)
Comprehensive loss	(4,277,501)	(9,683,948)	(136,400,284)
Accretion on preferred stock	-	-	(1,475,853)
Total comprehensive loss attributable to common stockholders	$(4,277,501)	$(9,683,948)	$(137,876,137)

Net loss incurred in the development stage	(4,277,501)	(9,683,948)	(135,267,018)
Accretion on preferred stock	-	-	(1,475,853)
Net loss attributable to common stockholders	$(4,277,501)	$(9,683,948)	$(136,742,871)

Net loss per share
Basic and diluted	$(0.16)	$(0.71)

Weighted average of common shares outstanding
Basic and diluted	26,037,504	13,673,160

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2014

(Unaudited)

	COMMON STOCK		WARRANTS	ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	DEFICIT ACCUMULATED DURING THE DEVELOPMENT	STOCKHOLDERS’
	NUMBER	AMOUNT	AMOUNT	CAPITAL	LOSS	STAGE	EQUITY

Balance at December 31, 2013	26,035,596	$26,036	$1,083,193	$155,953,894	$(1,133,266)	$(132,465,370)	$23,464,487
Issued for cash on exercise of stock options	42,936	43	-	100,596	-	-	100,639
Stock based compensation	-	-	-	302,982	-	-	302,982
Net loss for the period	-	-	-	-	-	(4,277,501)	(4,277,501)
Balance at March 31, 2014	26,078,532	$26,079	$1,083,193	$156,357,472	$(1,133,266)	$(136,742,871)	$19,590,607

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended		November, 1999
	March 31		(inception) to
	2014	2013	March 31, 2014
Operating activities
Net loss	$(4,277,501)	$(9,683,948)	$(136,742,871)
Adjustments to reconcile net loss to net cash used in operating activities			-
Amortization and depreciation	47,735	47,588	4,919,708
Accretion on preferred stock	-	-	1,475,853
Non-cash stock-based compensation expense	302,982	4,276	1,960,777
Gain on settlement of preferred stock	-	-	(1,562,689)
Loss on disposal of property and equipment	-	13,727	898,719
Non-cash derivative instrument charge	-	6,725,797	7,473,108
Non-cash financing costs	-	7,733	4,771,178
Changes in operating assets and liabilities
Other receivables	1,407,709	1,884,109	(5,856)
Prepaid expenses and deposits	319,089	47,997	(172,376)
Restricted cash	(13)	(300,001)	(250,062)
Other current assets	(15,931)	(440,000)	(484,320)
Other assets	(29,938)	(63,109)	(110,687)
Accounts payable	(122,129)	(101,786)	1,070,063
Accrued liabilities	(365,909)	747,494	1,277,095
Deferred rent liability	(1,620)	-	51,464
Deferred revenue	(135,747)	(153,846)	995,475
Cash used in operating activities	(2,871,273)	(1,263,969)	(114,435,421)

Investing activities
Purchase of property and equipment	(2,436)	-	(7,432,956)
Proceeds on disposals of property and equipment	-	29,976	447,164
Cash (used in) provided by investing activities	(2,436)	29,976	(6,985,792)

Financing activities
Proceeds from issuance of common stock and on options exercised	104,387	-	41,140,642
Proceeds from issuance of warrants and warrant derivatives	-	-	500
Proceeds from issuance of preferred stock	-	-	102,157,702
Payment of share issuance costs	-	-	(4,971,345)
Proceeds from loans payable	-	-	17,898,295
Repayments of capital lease obligation	-	-	(163,242)
Repayments of loans payable	-	(300,000)	(12,735,054)
Cash provided by (used in) financing activities	104,387	(300,000)	143,327,498

Effect of foreign exchange rate changes	(8,137)	(3,626)	(1,094,228)

Net change in cash	(2,777,459)	(1,537,619)	20,812,057
Cash and cash equivalents, beginning of period	23,589,516	9,648,008	-
Cash and cash equivalents, end of period	$20,812,057	$8,110,389	$20,812,057

Supplemental disclosure of cash flow information
Interest paid	-	38,164	1,123,204
Income taxes paid	-	-	172,451
Property and equipment purchased under capital lease	-	-	449,744
Common stock issued on conversion of debt	-	-	6,842,144
Preferred stock issued on conversion of debt	-	-	5,337,417

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

The Company has incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2014, the Company had an accumulated deficit of $136.7 million. The Company expects operating losses and negative cash flows to continue for the foreseeable future until such time, if ever, that it can generate significant revenues from its product candidates currently in development. At March 31, 2014, the Company had cash and cash equivalents of $20.8 million. In May 2014, the Company entered into a term loan agreement for $15 million, $10 million of which was funded at closing, with Hercules Technology Growth Capital, Inc. (Hercules) (see Note 11). Management believes that the Hercules term loan and cash and cash equivalents at March 31, 2014 will be sufficient to meet estimated working capital requirements and fund planned operations into the fourth quarter of 2015. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates.

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes included in Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted.

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

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820-10 establishes three levels of inputs that may be used to measure fair value:

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

The Company recognizes transfers between input levels as of the actual date of event. There were no transfers between levels and the following table provides the assets carried at fair value:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Assets:
Certificates of Deposit	$10,004,345	$10,004,345	$-	$-
Money Market Fund	8,662,373	8,662,373	-	-
Total	$18,666,718	$18,666,718	$-	$-

December 31, 2013
Assets:
Certificates of Deposit	$15,003,472	$15,003,472	$-	$-
Money Market Fund	7,597,730	7,597,730	-	-
Total	$22,601,202	$22,601,202	$-	$-

Non-cash derivative instrument charge

During the three months ended March 31, 2013, the Company recognized a non-cash derivative instrument charge of $6,725,797. The charge related to an obligation to issue additional shares of common stock and warrants to certain existing stockholders who participated in early closings of a private placement that started in 2012 and closed on April 29, 2013. This contractual obligation represented a derivative liability as March 31, 2013 and was fair valued at $6,725,797 using significant unobservable inputs (Level 3).

4.	Other Receivables

Other receivables as of March 31, 2014 and December 31, 2013, consists of the following:

	March 31, 2014	December 31, 2013
Receivables related to the sale of New Jersey net operating losses	$-	$1,412,302
Other receivables	5,856	5,011
	$5,856	$1,417,313

5.	Other Current Assets

Other current assets as of March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014	December 31, 2013
Clinical trial materials	$484,320	$468,389

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Notes to the Consolidated Financial Statements

(Unaudited)

6.	Property and Equipment

Property and equipment as of March 31, 2014 and December 31, 2013 including assets held under capital lease, consists of the following:

	March 31, 2014	December 31, 2013
Computer and equipment	$138,934	$136,498
Furniture and office equipment	96,457	96,457
Laboratory equipment	1,760,633	1,760,633
Capital lease equipment	155,523	155,523
Leaseholds	37,789	37,789
	2,189,336	2,186,900
Less: Accumulated depreciation	(1,096,057)	(1,048,321)
	$1,093,279	$1,138,579

During the three months ended March 31, 2014 and March 31, 2013, depreciation and amortization expense was $47,735 and $47,588 respectively.

In February 2012, the Company closed a laboratory in Canada and consigned certain property and equipment for sale with net book value of $507,622. At March 31, 2014 and December 31, 2013, the net book value of the remaining consigned equipment was $74,086 and consisted solely of scientific equipment, which is presented as assets held for sale on the consolidated balance sheet.

During three months ended March 31, 2013 assets held for sale with a net book value of $43,703 were sold for proceeds of $29,976 resulting in a loss on disposal of $13,727. There were no disposals during the three months ended March 31, 2014.

7.	Accrued Liabilities

Accrued liabilities as of March 31, 2014 and December 31, 2013 consists of the following:

	March 31, 2014	December 31, 2013
Accrued bonuses	$249,671	$624,472
Accrued salaries and vacation	217,891	143,484
Accrued professional fees	91,627	30,911
Accrued clinical trial expenses	447,889	636,497
Accrued drug manufacturing expenses	124,481	-
Accrued other	126,332	195,445
	$1,257,891	$1,630,809

8.	Stock Based Compensation

The following table summarizes the activity of the Company’s stock option plans for the three months ended March 31, 2014:

	Number of options	Exercise price

December 31, 2013	2,578,252	$2.98
Granted	394,500	3.23
Exercised	(42,936)	2.34
Cancelled	(9,269)	3.37
March 31, 2014	2,920,547	$3.02

Exercisable at March 31, 2014	716,371	$2.51

Celator Pharmaceuticals, Inc. and Subsidiaries

(A development stage company)

Notes to the Consolidated Financial Statements

(Unaudited)

The following table provides information regarding stock options activity for the three months ended March 31, 2014 and 2013:

	Three months ended
	March 31
	2014	2013
Stock compensation expense recognized	$302,982	$4,276
Weighted average grant-date fair value of stock options issued (per share)	$2.78
Grant-date fair value of stock options issued	$1,096,710
Volatility	115.0%
Risk-free interest rate	2.1%
Dividend yield	0%
Expected life in years	6.3
Intrinsic value of stock options exercised	$38,892

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

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. At March 31, 2014, the total compensation cost related to non-vested awards not yet recognized and weighted average period over which it will be recognized was $4,439,416 and 3.3 years, respectively.

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

	Total Assets
	March 31, 2014	December 31, 2013
United States	$21,415,807	$26,190,516
Canada	587,022	284,563
Germany	960,776	997,671
Total Assets	$22,963,605	$27,472,750

	Net Loss
	Three months ended
	March 31
	2014	2013
United States	$(3,654,881)	$(8,749,635)
Canada	(622,620)	(934,313)
Total Net Loss	$(4,277,501)	$(9,683,948)

10.	Commitments and Contingencies

In February 2013, the Company renewed its office lease agreements for office space in Vancouver, British Columbia, effective April 1, 2013 which expires in June 2016. The remaining minimum lease payments as of March 31, 2014 totaled $145,000.

In March 2013, the Company entered into an office lease agreement for office space in Ewing, New Jersey, which commenced in June 2013 with a term of sixty months. The remaining minimum lease payments as of March 31, 2014 totaled $598,419. Under the Ewing, New Jersey lease agreement, the Company will be obligated to maintain a letter of credit from a bank with respect to its security deposit obligations in the amount of $200,000 during the first year of the Agreement, which amount will be reduced by $40,000 per year on each of December 1, 2014, 2015, and 2016 and by $60,000 on December 1, 2017.

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

11.	Subsequent Events

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules Technology Growth Capital, Inc.  The first $10 million of the term loan was funded at closing, and is repayable in installments over forty-two months including an initial interest-only period of twelve months after closing. The remaining $5 million of the term loan can be drawn down at the Company’s option at any time between December 15, 2014 and March 31, 2015. The interest rate is the greater of 9.75% or an adjusted rate based upon the US prime rate. The interest only period is extendable to October 31, 2015, contingent upon achieving full enrollment of the CPX-351 Phase 3 study by December 31, 2014. Pursuant to the loan agreement, the Company issued Hercules a warrant to purchase 158,006 shares of the Company’s common stock at an exercise price of $2.67 per share. The funds will be used to provide general working capital.

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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

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

Since the founding of Celator, $92.8 million has been invested in research and development with funds being used with the Company’s proprietary technologies, including CombiPlex, creating a pipeline of drugs and managing the clinical studies. Celator’s commercial success depends upon its ability, and the ability of any of its future collaborators, to develop, manufacture, market, and sell the product candidates. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which Celator is developing products. There is no guarantee that Celator will be able to market or sell any of its products.

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

Celator has spent research and development funds on clinical studies, research collaborations and intellectual property costs. For the years 2010 through 2013, the bulk of the spending has been on clinical studies. The three major studies are:

Study 204 — Randomized Phase 2 Study of CPX-351 in Newly Diagnosed AML Patients Age 60 – 75

Study 205 — Randomized Phase 2 Study of CPX-351 in AML Patients in First Relapse, Patients Age 18 – 65

Study 301 — Randomized Phase 3 Study in Patients with sAML

Study 204 was intended to be a direct test of whether delivery of a fixed, synergistic ratio of two drugs (i.e., CPX-351) provided increased clinical efficacy over conventional administration of the same agents (i.e., 7+3 regimen) in newly diagnosed AML patients age 60 – 75. In November 2008, the first patient was enrolled in this study. There were 126 patients enrolled in Study 204. In the overall population, patients treated with CPX-351 achieved relative improvements over the control arm. The study has been completed, and no further costs are expected to be incurred.

Study 205 was a randomized Phase 2 clinical study designed to be a direct test of whether CPX-351 provides increased clinical efficacy over salvage therapies in first relapse AML patients age 18 – 65. In the overall population, patients treated with CPX-351 achieved relative improvements over the control arm. The first patient was enrolled in March 2009. There were 125 patients enrolled in Study 205. This study has been completed and no further costs are expected to be incurred.

Study 301 has been undertaken to confirm the Study 204 clinical observations where CPX-351 provided the largest efficacy improvements in secondary AML patients and to provide the necessary data for product registration. The study is designed to randomize and treat 300 patients. Study 301 has surpassed 50% overall enrollment and the final patient to be enrolled is expected in the fourth quarter 2014 with initial data available in the second quarter of 2015. The final overall survival report is expected to be available in the first quarter of 2016, with the NDA anticipated to be filed in the second half of 2016. There have been and it is expected there will continue to be significant costs associated with this study, including site enrollment, grants, patient monitoring, database maintenance, statistical monitoring, data analysis, salaries and insurance. The projected cost for this study is $35.0 million, and completion is anticipated in 2016. The timeline and costs for this study have been based on Celator’s experience with Study 204. As of May 12, 2014, 41 centers had been initiated/open for enrollment in Study 301.

In June 2012, Celator entered into an agreement with LLS pursuant to which the Leukemia and Lymphoma Society (LLS) is providing $5.0 million in funding from the LLS Therapy Acceleration Program (“TAP”) program for the Phase 3 study of CPX-351. The agreement provided for LLS to make an upfront payment of $2.0 million to Celator, which was received in July 2012, and further payments totaling an additional $3.0 million on the achievement of clinical milestones; however, the amount may be refundable by the Company in the event of a material breach by the Company under the agreement. The $2.0 million upfront payment has been recorded as deferred revenue and will be recognized over the estimated performance period of the research and development services to be provided under the agreement. As of March 31, 2014, $1.0 million was deferred. Since November 2012, Celator has received a total of $1.5 million for milestones achieved under this agreement. In consideration of LLS’s funding, and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, the Company must pay LLS a multiple on the LLS funding (LLS funding is the $5 million in support of the Phase 3 study in addition to the approximately $4.1 million the Company received in support of the Phase 2 study during 2010 and 2011). Subject to exclusions under the agreement, the Company is obligated to pay LLS an amount equal to 50% of the cash payments the Company receives from outlicenses and transfers of rights to the product or other liquidity event, as defined in the agreement, until LLS has received an amount equal to 1.5 times the amount of funding the Company receives from LLS. The total amount payable by the Company to LLS will not exceed 3.55 times the amount of funding received from LLS, with the specific amount depending on when the payment(s) occur relative to the timing of the research program and product commercialization. The payments may take the form of cash payments or royalties (not to exceed 5% of net sales) but will not exceed the maximum amount referred to in the preceding sentence.

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

In connection with this final closing of the financing, 1,923,599 shares of common stock and 161,327 warrants to purchase shares of common stock at $5.21 and 1,056,898 warrants to purchase shares of common stock at $3.58 per share were issued to certain existing stockholders of the Company who participated in earlier closings of this financing. The fair value of these common shares and warrants was recognized as a derivative liability with a corresponding charge to the statement of loss. The derivative liability was fair valued at $6,725,797 as of March 31, 2013. Upon the closing of the April 2013 private placement, the derivative liability was reclassed into Stockholders’ equity as the obligation to issue additional securities no longer existed.

Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Expenses

Research and Development:   Celator charges research and development costs to operations as incurred. Celator’s research and development expenses were $2,968,000 for the three months ended March 31, 2014 compared to $1,651,000 for the three months ended March 31, 2013 reflecting an increase of $1,317,000. The increase was primarily attributable to $569,000 increase in manufacturing and drug and lipid costs, $276,000 increase in outsourced clinical trial and regulatory activities related to the Phase 3 trial of CPX-351, $239,000 for a metabolism study which began during the second half of 2013 for CPX-351, $116,000 increase in compensation and stock option expenses, $33,000 increase in quality assurance audits and external services, $28,000 increase in travel costs associated with clinical trials, and $18,000 increase in drug storage and shipping costs to sites.

LLS Funding:   The LLS revenue recognized for the three months ended March 31, 2014 was $636,000 compared to $154,000 for 2013, reflecting an increase of $482,000. The $636,000 recognized in 2014 represents receipt of $500,000 from LLS for the fourth milestone achieved in January 2014 and amortization of a $2,000,000 upfront payment received during 2012 of $136,000, which was deferred and is being recognized over the estimated performance period of the research and development services to be provided under the agreement. The amount recognized during the three months ended March 31, 2013 represents the amortization of the upfront payment of $154,000.

General and Administrative:   General and administrative expenses consist largely of salaries and related benefits, external costs for professional fees relating to legal, accounting and tax services, investor relations expenses, director and scientific advisory services as well as the lease expense for the facilities.

General and administrative expenses were $1,888,000 for the three months ended March 31, 2014 compared to $1,349,000 for the three months ended March 31, 2013, reflecting an increase of $539,000. The increase was primarily attributable to $184,000 increase in investor relation and consulting costs, $155,000 increase in compensation and stock option expenses, $61,000 increase in professional fees, $59,000 increase in public company costs, $56,000 increase in directors and scientific advisory board expenses, $45,000 increase in franchise taxes and $16,000 increase in directors and officers insurance. These increases were offset by reductions in leases and building operating costs of $32,000 and recruitment expenses of $24,000.

Other Income and Expenses

Non-cash derivative instrument charge: The non-cash derivative instrument charge was $6,725,797 for the three months ended March 31, 2013. The charge resulted from the obligation to issue additional shares of common stock and warrants by Celator, at the April 29, 2013 closing of a private placement, to certain existing stockholders who participated in early closings of this financing.

Interest Expense: Interest expense was $48,000 for the three months ended March 31, 2013 and related to interest on a bank loan which was repaid in 2013.

Liquidity and Capital Resources

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. To date, the Company has funded its operations primarily through private placements of preferred stock and common stock, convertible debt and debt financings. However, we may pursue additional financing options, including entering into agreements with collaborative partners in order to provide milestone payments, license fees and equity investments. As of March 31, 2014, the Company had received net proceeds of approximately $138.3 million from the sale of equity securities, approximately $7.5 million from the issuance of convertible promissory notes, and approximately $10.4 million from bank debt. As of March 31, 2014, the Company had cash and cash equivalents of approximately $20.8 million. In April 2013, the Company raised $29.4 million of net proceeds from the final round of a private placement. We expect to continue to incur losses as we fund our research and development activities and commercial launch activities, and we do not expect material revenues for at least the next few years.

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules Technology Growth Capital, Inc. (Hercules).  The first $10 million of the term loan was funded at closing, and is repayable in installments over forty-two months including an initial interest-only period of twelve months after closing. The remaining $5 million of the term loan can be drawn down at the Company’s option at any time between December 15, 2014 and March 31, 2015. The interest rate is the greater of 9.75% or an adjusted rate based upon the US prime rate. The interest only period is extendable to October 31, 2015, contingent upon achieving full enrollment of the CPX-351 Phase 3 study by December 31, 2014. Pursuant to the loan agreement, the Company issued Hercules a warrant to purchase 158,006 shares of the Company’s common stock at an exercise price of $2.67 per share. The funds will be used to provide general working capital.

Even though we believe we currently have sufficient funds to meet our financial needs into the fourth quarter of 2015, our business strategy in the future may require us, or we may otherwise determine, to raise additional capital through licensing, debt or equity sales, other means or any combination of these options. The Company’s future capital requirements will depend on many factors, including those factors described in Item 1A. “Risk Factors” of the 2013 Form 10-K annual report as well as the Company’s ability to execute on its business and strategic plans as currently conceived.

Cash Flows

Net cash used in operating activities was $2,871,000 for the three months ended March 31, 2014. The three months ended March 31, 2014 amount reflected the Company’s net loss of $4,278,000, offset by $351,000 in net non-cash charges including depreciation of $48,000 and stock-based compensation expense of $303,000. In addition, the Company generated $1,055,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the three months ended March 31, 2014. The changes in operating assets and liabilities were decreases in other receivables of $1,408,000, and prepaid expenses and deposits of $319,000. Offsetting these changes were decreases in accounts payable of $122,000, accrued liabilities of $366,000, deferred revenue of $136,000 and increases in other current assets of $16,000 and other assets of $30,000.

Net cash used in operating activities was $1,264,000 for the three months ended March 31, 2013. The three months ended March 31, 2013 amount reflected the Company’s net loss of $9,684,000, offset by $6,800,000 in net non-cash charges including non-cash charge relating to derivative instrument of $6,726,000 non-cash interest expense of $8,000 related to the deferred financing costs amortization for bank loan, amortization and depreciation of $48,000 loss on disposal of property and equipment of $14,000 and stock-based compensation expense of $4,000. In addition, the Company generated $1,620,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the three months ended March 31, 2013. The changes in operating assets and liabilities were decreases in other receivables of $1,884,000, prepaid expenses and deposits $48,000, and increases in accrued expenses of $747,000. Offsetting these changes were decreases in accounts payable of $102,000, deferred revenue of $154,000 and increases in restricted cash of $300,000, other current assets of $440,000 and other assets of $63,000.

Cash used in investing activities was $2,000 for the three months ended March 31, 2014 for acquisition of property and equipment. Cash provided by investing activities was $30,000 for the three months ended March 31, 2013 for proceeds on disposals of property and equipment.

Cash provided by financing activities for the three months ended March 31, 2014 was $104,000 from exercised stock options during the period. Cash used in financing activities was $300,000 for the three months ended March 31, 2013 for repayment of a bank loan.

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

Critical Accounting Policies

The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended December 31, 2013 included in Celator Pharmaceuticals Inc.’s Form 10-K filed. There have been no significant changes in the Company’s critical accounting policies since December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest excess cash in investment grade, interest-bearing securities and at March 31, 2014, had approximately $18.7 million invested in money market instruments and certificates of deposit. Such investments are subject to interest rate and credit risk and are not fully insured by the federal government. We believe our policy of investing in highly rated securities, whose liquidities are, at March 31, 2014, all less than 90 days minimizes such risks. In addition, while a hypothetical one percent per annum decrease in market interest rates would have decreased our interest income for the period, it would not have resulted in a loss of the principal and the decline in interest income would have been immaterial to us.

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Canadian dollars. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations, and during the three months ended March 31, 2014 and 2013, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (the “Commission”) rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the disclosure.

Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

You should consider carefully the risk factors, together with all of the other information included in our Annual Report on Form 10-K for the year ended December 31, 2013. Each of these risk factors could adversely affect our business, results of operations and financial condition, as well as adversely affect the value of an investment in our common stock. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the three months ended March 31, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Recent Developments.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K current report filed on May 24, 2013.)

3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.1	The following financial statements from Celator Pharmaceuticals Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31 2014 and December 31, 2013, (ii) the Statements of Loss and Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iii) Statement of Shareholders’ Equity for the three months ended March 31, 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELATOR PHARMACEUTICALS, INC.

Signature	Title	Date

/s/ Scott T. Jackson Scott T. Jackson	Chief Executive Officer and a Director (principal executive officer)	May 12, 2014

/s/ Fred M. Powell Fred M. Powell	Vice President and Chief Financial Officer (principal financial and accounting officer)	May 12, 2014

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K current report filed on May 24, 2013.)

3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.1	The following financial statements from Celator Pharmaceuticals Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31 2014 and December 31, 2013, (ii) the Statements of Loss and Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iii) Statement of Shareholders’ Equity for the three months ended March 31, 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

