Form 10-Q
period 2014-06-30
Celator Pharmaceuticals Inc
filed 2014-08-07
CIK 1327467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 8, 2014 was 26,078,532.

CELATOR PHARMACEUTICALS, INC.

Part I. Financial Information

Item 1. Financial Statements

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$24,924,518	$23,589,516
Restricted cash	287,562	287,657
Other receivables	3,328	1,417,313
Prepaid expenses and deposits	599,021	491,465
Assets held for sale	74,086	74,086
Other current assets	879,056	468,389
Total current assets	26,767,571	26,328,426
Property and equipment, net	1,046,486	1,138,579
Other assets	653,299	5,745
Total assets	$28,467,356	$27,472,750

Liabilities
Current liabilities:
Current portion of long-term debt	$282,253	$-
Accounts payable	525,400	1,193,148
Accrued liabilities	1,545,943	1,630,809
Current portion of deferred revenue	542,986	542,986
Total current liabilities	2,896,582	3,366,943
Long-term debt	9,744,407	-
Deferred revenue	316,743	588,236
Deferred rent	49,844	53,084
Total liabilities	13,007,576	4,008,263

Stockholders' equity
Preferred stock
Authorized 20,000,000 shares, par value $0.001	-	-
Common stock
Authorized 200,000,000 shares, par value $0.001
Issued and outstanding 26,078,532 and 26,035,596 shares as of June 30, 2014 and December 31, 2013 respectively	26,079	26,036
Warrants	1,083,193	1,083,193
Additional paid-in capital	157,017,839	155,953,894
Accumulated other comprehensive loss	(1,133,266)	(1,133,266)
Accumulated deficit	(141,534,065)	(132,465,370)
Total stockholders' equity	15,459,780	23,464,487
Total liabilities and stockholders' equity	$28,467,356	$27,472,750

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Loss

(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2014	2013	2014	2013
Expenses
Research and development	$2,936,114	$2,018,566	$5,903,967	$3,669,975
Leukemia & Lymphoma Society funding	(135,746)	(135,747)	(771,493)	(289,593)
General and administrative	1,729,101	1,138,649	3,617,368	2,487,648
Loss on disposal of property and equipment	-	124,965	-	138,692
Amortization and depreciation	48,353	49,464	96,088	97,052
Operating loss	(4,577,822)	(3,195,897)	(8,845,930)	(6,103,774)
Other income (expenses)
Foreign exchange (loss) gain	(14,605)	(1,435)	(26,313)	(4,484)
Interest and miscellaneous income	1,942	3,037	4,257	3,466
Non-cash derivative instrument charge	-	(747,311)	-	(7,473,108)
Interest expense	(200,709)	(99,371)	(200,709)	(147,025)
Net loss	$(4,791,194)	$(4,040,977)	$(9,068,695)	$(13,724,925)

Net loss per share
Basic and diluted	$(0.18)	$(0.18)	$(0.35)	$(0.77)

Weighted average of common shares outstanding
Basic and diluted	26,078,532	22,089,921	26,058,131	17,904,791

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2014

(Unaudited)

					ACCUMULATED
				ADDITIONAL	OTHER
	COMMON STOCK			PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS’
	NUMBER	AMOUNT	WARRANTS	CAPITAL	LOSS	DEFICIT	EQUITY

Balance at December 31, 2013	26,035,596	$26,036	$1,083,193	$155,953,894	$(1,133,266)	$(132,465,370)	$23,464,487
Exercise of stock options	42,936	43	-	100,596	-	-	100,639
Stock-based compensation	-	-	-	642,597	-	-	642,597
Warrants issued	-	-	-	320,752	-	-	320,752
Net loss for the period	-	-	-	-	-	(9,068,695)	(9,068,695)
Balance at June 30, 2014	26,078,532	$26,079	$1,083,193	$157,017,839	$(1,133,266)	$(141,534,065)	$15,459,780

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2014	2013
Operating activities
Net loss	$(9,068,695)	$(13,724,925)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	96,088	97,052
Non-cash stock-based compensation expense	642,597	86,780
Loss on disposal of property and equipment	-	138,692
Non-cash derivative instrument charge	-	7,473,108
Non-cash financing costs	57,167	74,752
Changes in operating assets and liabilities
Other receivables	1,410,237	1,993,925
Prepaid expenses and deposits	(107,135)	(140,756)
Restricted cash	(25)	(250,022)
Other current assets	(410,667)	(358,359)
Accounts payable	(666,455)	(49,184)
Accrued liabilities	(83,059)	(42,816)
Deferred rent	(3,240)	-
Deferred revenue	(271,493)	(289,593)
Cash used in operating activities	(8,404,680)	(4,991,346)

Investing activities
Purchase of property and equipment	(3,995)	(35,544)
Proceeds on disposals of property and equipment	-	36,673
Cash (used in) provided by investing activities	(3,995)	1,129

Financing activities
Proceeds from issuance of common stock and on options exercised	104,387	32,499,986
Payment of share issuance costs	-	(3,079,611)
Proceeds from loans payable	9,827,216	-
Payment of debt issuance costs	(184,469)	-
Repayments of loans payable	-	(3,000,000)
Cash provided by financing activities	9,747,134	26,420,375

Effect of foreign exchange rate changes	(3,457)	1,707

Net change in cash and cash equivalents	1,335,002	21,431,865
Cash and cash equivalents, beginning of period	23,589,516	9,648,008
Cash and cash equivalents, end of period	$24,924,518	$31,079,873

Supplemental disclosure of cash flow information
Interest paid	$62,292	$79,388
Capital expenditure incurred but not paid	-	14,687

See accompanying notes to consolidated financial statements

1.	Nature of Business and Liquidity

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

The Company has incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2014, the Company had an accumulated deficit of $141.5 million. The Company expects operating losses and negative cash flows to continue for the foreseeable future until such time, if ever, that it can generate significant revenues from its product candidates currently in development. At June 30, 2014, the Company had cash and cash equivalents of $24.9 million. Management believes that the cash and cash equivalents at June 30, 2014 will be sufficient to meet estimated working capital requirements and fund planned operations into the fourth quarter of 2015. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates.

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

New Accounting Pronouncement: In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates all incremental financial reporting requirements for development stage entities by removing Accounting Standards Codification (ASC) Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification. The amendments in this Update remove the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASC Topic 915 is removed effective for annual periods beginning after December 15, 2014 and early adoption is permitted. The Company adopted the ASU effective with the issuance of its June 30, 2014 financial statements.

3.	Fair Value Measurements

Financial instruments of the Company consist of cash deposits, money market investments, other receivables, accounts payable, certain accrued liabilities and debt. The carrying value of these financial instruments generally approximates fair value due to their short-term nature.

ASC Topic 820, Fair Value Measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820-10 establishes three levels of inputs that may be used to measure fair value:

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

The Company recognizes transfers between input levels as of the actual date of event. There were no transfers between levels and the following table provides the assets carried at fair value:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Assets:
Certificates of Deposit	$14,003,243	$14,003,243	$-	$-
Money Market Fund	8,308,322	8,308,322	-	-
Total	$22,311,565	$22,311,565	$-	$-

December 31, 2013
Assets:
Certificates of Deposit	$15,003,472	$15,003,472	$-	$-
Money Market Fund	7,597,730	7,597,730	-	-
Total	$22,601,202	$22,601,202	$-	$-

Non-cash derivative instrument charge

The Company recognized a non-cash derivative instrument charge of $747,311 and $7,473,108 during the three and six months ended June 30, 2013 respectively. The charge related to an obligation to issue additional shares of common stock and warrants to certain existing stockholders who participated in early closings of a private placement that started in 2012 and closed on April 29, 2013. The fair value of these common shares and warrants was recognized as a derivative liability with a corresponding charge to the statement of loss. Upon the closing of the April 2013 Private Placement, the derivative liability was reclassified into stockholders’ equity as the obligation to issue additional securities no longer existed. This contractual obligation was fair valued using significant unobservable inputs (Level 3).

4.	Other Receivables

Other receivables as of June 30, 2014 and December 31, 2013, consists of the following:

	June 30, 2014	December 31, 2013

Receivables related to the sale of New Jersey net operating losses	$-	$1,412,302
Other receivables	3,328	5,011
	$3,328	$1,417,313

5.	Other Current Assets

Other current assets as of June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014	December 31, 2013

Clinical trial materials	$879,056	$468,389

6.	Property and Equipment

Property and equipment as of June 30, 2014 and December 31, 2013 including assets held under capital lease, consists of the following:

	June 30, 2014	December 31, 2013

Computer and equipment	$140,495	$136,498
Furniture and office equipment	96,457	96,457
Laboratory equipment	1,760,633	1,760,633
Capital lease equipment	155,523	155,523
Leaseholds	37,789	37,789
	2,190,897	2,186,900
Less: Accumulated depreciation	(1,144,411)	(1,048,321)
	$1,046,486	$1,138,579

	Three months ended		Six months ended
	June 30		June 30
	2014	2013	2014	2013

Depreciation and amortization	$48,353	$49,464	$96,088	$97,052

In February 2012, the Company closed a laboratory in Canada and consigned certain property and equipment for sale with net book value of $507,622. At June 30, 2014 and December 31, 2013, the net book value of the remaining consigned equipment was $74,086 and consisted solely of scientific equipment, which is presented as assets held for sale on the consolidated balance sheet.

During six months ended June 30, 2013 assets held for sale with a net book value of $174,768 were sold for proceeds of $36,673 resulting in a loss on disposal of $138,095. There were no disposals during the three and six months ended June 30, 2014.

7.	Accrued Liabilities

Accrued liabilities as of June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014	December 31, 2013

Accrued bonuses	$562,392	$624,472
Accrued salaries and vacation	176,836	143,484
Accrued professional fees	30,000	30,911
Accrued clinical trial expenses	631,023	636,497
Accrued trade payables other	145,692	195,445
	$1,545,943	$1,630,809

8.	Loans Payable

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules Technology Growth Capital, Inc. The first $10 million of the term loan was funded at closing, and is repayable in installments over forty-two months including an initial interest-only period of twelve months after closing. The remaining $5 million of the term loan can be drawn down at the Company’s option at any time between December 15, 2014 and March 31, 2015. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the US prime rate with interest only period extendable to December 1, 2015, contingent upon achieving full enrollment of the CPX-351 Phase 3 study by December 31, 2014. The funds will be used to provide general working capital.

Pursuant to the loan agreement, the Company issued Hercules a warrant to purchase 158,006 shares of the Company’s common stock at an exercise price of $2.67 per share with a term of five years. The fair value of the warrants of $320,752 and financing costs of $357,253 incurred in connection with the term loan were recorded as debt issuance costs and will be amortized as interest expense using the effective interest method over the term of the loan. Amortization of debt issuance costs was $30,507 for the three and six months ended June 30, 2014 and the remaining unamortized debt issuance costs of $647,498 is included in other non-current assets.

In addition, the Company will pay an end of term charge of $592,500 on the earliest to occur of (i) the term loan maturity date, (ii) the date that the Company prepays the outstanding loan, or (iii) the date that the loan become due and payable. The end of term charge will be accrued as additional interest expense using the effective interest rate method over the term of the loan. The Company accrued $26,660 of this fee during the three months ended June 30, 2014.

Long-term debt as of June 30, 2014 consists of the following:

Loan payable	$10,000,000
End of term fee	26,660
10,026,660
Less: Current portion	(282,253)
Long-term debt	$9,744,407

9.	Stock Based Compensation

The following table summarizes the activity of the Company’s stock option plans for the six months ended June 30, 2014:

	Number of options	Exercise price

December 31, 2013	2,578,252	$2.98
Granted	478,500	3.15
Exercised	(42,936)	2.34
Cancelled	(9,269)	3.37
June 30, 2014	3,004,547	$3.02

Exercisable at June 30, 2014	1,094,447	$2.72

The following table provides information regarding stock options activity during the periods:

	Three months ended		Six months ended
	June 30		June 30
	2014	2013	2014	2013

Stock compensation expense recognized	$339,615	$82,502	$642,597	$86,780
Weighted average grant-date fair value of stock options issued (per share)	$2.35	$2.14	$2.70	$2.14
Grant-date fair value of stock options issued	$197,400	$3,268,101	$1,291,950	$3,268,101

Volatility	112.0%	118.2%	114.5%	118.2%
Risk-free interest rate	1.9%	1.9%	2.0%	1.9%
Dividend yield	0%	0%	0%	0%
Expected life in years	6.0	6.2	6.2	6.2
Intrinsic value of stock options exercised	$-	$-	$38,892	$-

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

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. At June 30, 2014, the total compensation cost related to non-vested awards not yet recognized and weighted average period over which it will be recognized was $4,297,202 and 3.1 years, respectively.

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

	Total Assets
	June 30, 2014	December 31, 2013

United States	$27,301,017	$26,190,516
Canada	242,462	284,563
Germany	923,877	997,671
Total Assets	$28,467,356	$27,472,750

		Net Loss
	Three months ended		Six months
	June 30		June 30
	2014	2013	2014	2013

United States	(4,276,673)	(3,624,723)	(7,931,554)	(12,374,358)
Canada	(514,521)	(416,254)	(1,137,141)	(1,350,567)
Total Net Loss	$(4,791,194)	$(4,040,977)	$(9,068,695)	$(13,724,925)

11.	Commitments and Contingencies

In February 2013, the Company renewed its office lease agreements for office space in Vancouver, British Columbia, effective April 1, 2013, which expires in June 2016. The remaining minimum lease payments as of June 30, 2014 totaled $133,439.

In March 2013, the Company entered into an office lease agreement for office space in Ewing, New Jersey, which commenced in June 2013 with a term of sixty months. The remaining minimum lease payments as of June 30, 2014 totaled $564,624. Under the Ewing, New Jersey lease agreement, the Company will be obligated to maintain a letter of credit from a bank with respect to its security deposit obligations in the amount of $200,000 during the first year of the Agreement, which amount will be reduced by $40,000 per year on each of December 1, 2014, 2015, and 2016 and by $60,000 on December 1, 2017.

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

In consideration of funding by the Leukemia & Lymphoma Society ® (“LLS”) and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, the Company may be required to pay LLS a cash multiple on the LLS funding, (LLS funding is the $5 million in support of the Phase 3 study in addition to the approximately $4.1 million the Company received in support of the Phase 2 study). Subject to exclusions under the agreement, the Company is obligated to pay LLS an amount equal to 50% of the cash payments the Company receives from out-licenses and transfers of rights to the product or other liquidity event, as defined in the agreement, until LLS has received an amount equal to 1.5 times the amount of funding the Company receives from LLS. The total amount payable by the Company to LLS will not exceed 3.55 times the amount of funding received from LLS, with the specific amount depending on when the payment(s) occur relative to the timing of the research program and product commercialization. The payments may take the form of cash payments or royalties (not to exceed 5% of net sales) but will not exceed the maximum amount referred to in the preceding sentence.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are based on management’s current expectations and are subject to risks and uncertainties that may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as “anticipates,” “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results, product development, product approvals, product potential and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

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

Since the founding of Celator, $95.7 million has been invested in research and development with funds being used with the Company’s proprietary technologies, including CombiPlex, creating a pipeline of drugs and managing the clinical studies. Celator’s commercial success depends upon its ability, and the ability of any of its future collaborators, to develop, manufacture, market, and sell the product candidates. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which Celator is developing products. There is no guarantee that Celator will be able to market or sell any of its products.

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

Celator has spent research and development funds on clinical studies, research collaborations and intellectual property costs. For the years 2010 through June 2014, the bulk of the spending has been on clinical studies. The three major studies are:

Study 204 — Randomized Phase 2 Study of CPX-351 in Newly Diagnosed AML Patients Age 60 – 75

Study 205 — Randomized Phase 2 Study of CPX-351 in AML Patients in First Relapse, Patients Age 18 – 65

Study 301 — Randomized Phase 3 Study in Patients with sAML

Study 204 was conducted in newly diagnosed AML patients age 60-75 years. The study was intended to be a direct test of whether delivery of a fixed, synergistic ratio of two drugs, cytarabine and daunorubicin, (i.e., CPX-351 which is a 90 minute infusion on days 1, 3 and 5) provided increased clinical efficacy over conventional administration of the same agents (i.e., which is a 7-day continuous infusion of cytarabine, combined with daunorubicin on days 1, 2 and 3, commonly referred to as the 7+3 regimen). This study is complete. In the overall population, in patients treated with CPX-351 the response rate increased by 30% (66.7% vs. 51.2%), the 60-day mortality was decreased by approximately 68% (4.7% vs. 14.6%), and the median overall survival increased approximately 14% (14.7 months vs. 12.9 months). In sAML patients (approximately 41% of the overall population), the response rate increased by 82% (57.5% vs. 31.6%), the 60-day mortality was decreased approximately 81% (6.1% vs. 31.6%), the median event-free survival increased approximately 246% (4.5 months vs. 1.3 months) and the median overall survival increased approximately 98% (12.1 months vs. 6.1 months).

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

Study 301 has been undertaken to confirm the Study 204 clinical observations where CPX-351 provided the largest efficacy improvements in secondary AML patients and to provide the necessary data for product registration. The study is designed to randomize and treat 300 patients. Study 301 has surpassed 80% overall enrollment and the final patient to be enrolled is expected in the fourth quarter 2014 with induction response rate data available in the second quarter of 2015. The final overall survival report is expected to be available in the first quarter of 2016, with the NDA anticipated to be filed in the second half of 2016. There have been and it is expected there will continue to be significant costs associated with this study, including site enrollment, grants, patient monitoring, database maintenance, statistical monitoring, data analysis, salaries and insurance. The projected cost for this study is $35.0 million, and completion is anticipated in 2016. The timeline and costs for this study have been based on Celator’s experience with Study 204. As of August 6, 2014, 41 centers had been initiated/open for enrollment in Study 301.

In June 2012, Celator entered into an agreement with LLS pursuant to which the Leukemia and Lymphoma Society (LLS) is providing $5.0 million in funding from the LLS Therapy Acceleration Program (“TAP”) program for the Phase 3 study of CPX-351. The agreement provided for LLS to make an upfront payment of $2.0 million to Celator, which was received in July 2012, and further payments totaling an additional $3.0 million on the achievement of clinical milestones; however, the amount may be refundable by the Company in the event of a material breach by the Company under the agreement. The $2.0 million upfront payment has been recorded as deferred revenue and will be recognized over the estimated performance period of the research and development services to be provided under the agreement. As of June 30, 2014, $0.9 million was deferred. Since November 2012, Celator has received a total of $1.5 million for milestones achieved under this agreement. In consideration of LLS’s funding, and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, the Company must pay LLS a multiple on the LLS funding (LLS funding is the $5 million in support of the Phase 3 study in addition to the approximately $4.1 million the Company received in support of the Phase 2 study during 2010 and 2011). Subject to exclusions under the agreement, the Company is obligated to pay LLS an amount equal to 50% of the cash payments the Company receives from outlicenses and transfers of rights to the product or other liquidity event, as defined in the agreement, until LLS has received an amount equal to 1.5 times the amount of funding the Company receives from LLS. The total amount payable by the Company to LLS will not exceed 3.55 times the amount of funding received from LLS, with the specific amount depending on when the payment(s) occur relative to the timing of the research program and product commercialization. The payments may take the form of cash payments or royalties (not to exceed 5% of net sales) but will not exceed the maximum amount referred to in the preceding sentence.

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

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules Technology Growth Capital, Inc. The first $10 million of the term loan was funded at closing, and is repayable in installments over forty-two months including an initial interest-only period of twelve months after closing. The remaining $5 million of the term loan can be drawn down at the Company’s option at any time between December 15, 2014 and March 31, 2015. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the US prime rate with interest only period extendable to December 1, 2015, contingent upon achieving full enrollment of the CPX-351 Phase 3 study by December 31, 2014. The funds will be used to provide general working capital.

Pursuant to the loan agreement, the Company issued Hercules a warrant to purchase 158,006 shares of the Company’s common stock at an exercise price of $2.67 per share with a term of five years. The fair value of the warrants of $320,752 and financing costs of $357,253 incurred in connection with the term loan were recorded as debt issuance costs and will be amortized as interest expense using the effective interest method over the term of the loan. Amortization of debt issuance costs was $30,507 for the three and six months ended June 30, 2014 and the remaining unamortized debt issuance costs of $647,498 is included in other non-current assets.

In addition, the Company will pay an end of term charge of $592,500 on the earliest to occur of (i) the term loan maturity date, (ii) the date that the Company prepays the outstanding loan, or (iii) the date that the loan become due and payable. The end of term charge will be accrued as additional interest expense using the effective interest rate method over the term of the loan. The Company accrued $26,660 of this fee during the three months ended June 30, 2014.

Results of Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Expenses

Research and Development:   Celator charges research and development costs to operations as incurred. Celator’s research and development expenses were $2,936,000 for the three months ended June 30, 2014 compared to $2,019,000 for the three months ended June 30, 2013 reflecting an increase of $917,000. The increase was primarily attributable to $324,000 increase in compensation and stock option expenses, $219,000 increase in manufacturing and drug and lipid costs, $174,000 increase in outsourced clinical trial and regulatory activities related to the Phase 3 trial of CPX-351, $167,000 for a metabolism study that began during the second half of 2013 for CPX-351, and $38,000 increase in quality assurance audits and external services.

LLS Funding:   The LLS revenue recognized for the three months ended June 30, 2014 and 2013 was $136,000 and represents the amortization of a $2,000,000 upfront payment received during 2012 that was deferred and is being recognized over the estimated performance period of the research and development services to be provided under the agreement.

General and Administrative:   General and administrative expenses consist largely of salaries and related benefits, external costs for professional fees relating to legal, accounting and tax services, investor relations expenses, director and scientific advisory services as well as the lease expense for the facilities.

General and administrative expenses were $1,729,000 for the three months ended June 30, 2014 compared to $1,139,000 for the three months ended June 30, 2013, reflecting an increase of $590,000. The increase was primarily attributable to $528,000 increase in compensation and stock option expenses, $223,000 increase in consulting associated with commercial and strategic planning and $47,000 increase in investor relation and consulting costs. These increases were offset by reductions in professional fees of $115,000, leases and building operating costs of $24,000 and public company related expenses of $24,000.

Loss on Disposal of Property and Equipment: The Company recorded a loss on disposal of property and equipment of $125,000 for the three months ended June 30, 2013. The loss in 2013 arose from the sale of assets that were classified as held for sale at the beginning the year.

Amortization and Depreciation: Amortization and depreciation expense was $48,000 for the three months ended June 30, 2014 and $49,000 for the three months ended June 30, 2013.

Other Income and Expenses

Non-cash derivative instrument charge: The non-cash derivative instrument charge was $747,000 for the three months ended June 30, 2013. The charge resulted from the change in fair value related to the obligation to issue additional shares of common stock and warrants by Celator, at the April 29, 2013 closing of a private placement, to certain existing stockholders who participated in early closings of this financing.

Interest Expense: Interest expense for the three months ended June 30, 2014 was $201,000 and related to interest on a term loan entered into with Hercules Technology Capital Growth in May 2014. Interest expense for the three months ended June 30, 2013 was $99,000 and related to interest on a bank loan that was repaid in 2013. Interest expense in both years includes amortization of debt issuance costs.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Expenses

Research and Development: Celator charges research and development costs to operations as incurred. Celator’s research and development expenses were $5,904,000 for the six months ended June 30, 2014 compared to $3,670,000 for the six months ended June 30, 2013 reflecting an increase of $2,234,000. The increase was primarily attributable to $557,000 due to increase in clinical trial material costs, $455,000 for compensation and stock option expense increase in clinical trials and regulatory departments, $450,000 increase in outsourced clinical trial and regulatory activities related to the Phase 3 trial of CPX-351, $415,000 for a metabolism study that began during the second half of 2013 for CPX-351, $199,000 increase in manufacturing, drug and lipid costs, $71,000 increase in quality assurance audits and external service related to manufacturing and $28,000 due to increase in drug storage and shipping costs to sites.

LLS Funding: The LLS funding for the six months ended June 30, 2014 was $771,000 compared to $290,000 for the six months ended June 30, 2013. The amount recognized during the six months ended June 30, 2014 represents payment from LLS for achieving 50% overall enrollment milestone in January 2014 of $500,000 and amortization of an upfront payment received during 2012 of $272,000. The six months ended June 30, 2014 amount represents amortization of an upfront payment received during 2012 of $290,000.

General and Administrative: General and administrative expenses consist of salaries and related benefits, lease expense of the facilities, professional fees relating to legal, accounting, and tax services and other administrative costs.

General and administrative expenses were $3,617,000 for the six months ended June 30, 2014 compared to $2,488,000 for the six months ended June 30, 2013, reflecting an increase of $1,129,000. The increase was primarily attributable to $683,000 due to compensation and stock option expense increase, $306,000 increase in consulting associated with commercial and strategic planning, $105,000 increase in investor relation and consulting costs, $35,000 for increased public company related costs, $69,000 for increased board of directors’ fees. These increases were offset by reductions in leases and building operating costs of $69,000 and recruitment expenses of $24,000.

Loss on Disposal of Property and Equipment: The Company recorded a loss on disposal of property and equipment of $139,000 for the six months ended June 30, 2013. The loss in 2013 arose from the sale of assets that were classified as held for sale at the beginning the year.

Amortization and Depreciation: Amortization and depreciation expense was $96,000 for the six months ended June 30, 2014 and $97,000 for the six months ended June 30, 2013.

Other Income and Expenses

Non-cash derivative instrument charge: Non-cash derivative instrument charge was $7,473,000 for the six months ended June 30, 2013. The charge resulted from the obligation to issue additional shares of common stock and warrants by Celator, at the April 29, 2013 closing, to certain existing stockholders who participated in early closings of this financing.

Interest Expense: Interest expense was $201,000 and $147,000 for the six months ended June 30, 2014 and June 30, 2013 respectively. Interest expense of $201,000 for the six months ended June 30, 2014 related to interest on a Hercules Technology Capital Growth term loan entered into in May 2014 which includes $57,000 related to non-cash amortization of deferred financing costs. Interest expense of $72,000 for the six months ended June 30, 2013 related to interest on a bank loan and $75,000 related to non-cash financing costs.

Liquidity and Capital Resources

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. To date, the Company has funded its operations primarily through private placements of preferred stock and common stock, convertible debt and debt financings. However, we may pursue additional financing options, including entering into agreements with collaborative partners in order to provide milestone payments, license fees and equity investments. As of June 30, 2014, the Company had cash and cash equivalents of approximately $24.9 million.

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules Technology Growth Capital, Inc. The first $10 million of the term loan was funded at closing, and is repayable in installments over forty-two months including an initial interest-only period of twelve months after closing. The net proceeds from the loan were $9.6 million. The remaining $5 million of the term loan can be drawn down at the Company’s option at any time between December 15, 2014 and March 31, 2015. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the US prime rate with interest only period extendable to December 1, 2015, contingent upon achieving full enrollment of the CPX-351 Phase 3 study by December 31, 2014. The funds will be used to provide general working capital.

In April 2013, the Company raised $29.4 million of net proceeds from the final round of a private placement. We expect to continue to incur losses as we fund our research and development activities and commercial launch activities, and we do not expect material revenues for at least the next few years.

Even though we believe we currently have access to sufficient funds to meet our financial needs into the fourth quarter of 2015, our business strategy in the future will require us to raise additional capital through licensing, debt or equity sales, other means or any combination of these options. The Company’s future capital requirements will depend on many factors, including those factors described in Item 1A. “Risk Factors” of the 2013 Form 10-K annual report as well as the Company’s ability to execute on its business and strategic plans as currently conceived.

Cash Flows

Net cash used in operating activities was $8,405,000 for the six months ended June 30, 2014. The six months ended June 30, 2014 amount reflected the Company’s net loss of $9,069,000, offset by $796,000 in net non-cash charges including non-cash charge relating to amortization and depreciation of $96,000, stock-based compensation expense of $643,000 and non-cash interest expense of $57,000 related to the deferred financing costs amortization for a term loan. In addition, the Company used $132,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the six months ended June 30, 2014. The changes in operating assets and liabilities were decreases in other receivables of $1,410,000, offset by increases in prepaid expenses and deposits of $107,000, and other current assets of $411,000 and decreases in accounts payable of $666,000, accrued expenses of $83,000, deferred rent of $3,000 and deferred revenue of $271,000.

Net cash used in operating activities was $4,991,000 for the six months ended June 30, 2013. The six months ended June 30, 2013 amount reflected the Company’s net loss of $13,725,000, offset by $7,870,000 in net non-cash charges including non-cash charge relating to amortization and depreciation of $97,000, stock-based compensation expense of $87,000, loss on disposal of property and equipment of $139,000, a derivative instrument of $7,473,000 and non-cash interest expense of $75,000 related to the deferred financing costs amortization for bank loan. In addition, the Company generated $864,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the six months ended June 30, 2013. The changes in operating assets and liabilities were decreases in other receivables of $1,994,000, offset by increases in prepaid expenses and deposits of $141,000, restricted cash of $250,000, and other current assets of $358,000 and decreases in accounts payable of $49,000, accrued expenses of $43,000 and deferred revenue of $290,000.

Cash used in investing activities for the six months ended June 30, 2014 was $4,000 for property and equipment expenditures. Cash provided by investing activities was $1,000 for the six months ended June 30, 2013, reflecting $36,000 of property and equipment expenditures and $37,000 of proceeds from the sale of property and equipment.

Cash provided by financing activities for the six months ended June 30, 2014 was $9,747,000. The cash inflow was from the net proceeds on issuance of debt of $9,643,000 and from exercised stock options of $104,000. Cash provided by financing activities for the six months ended June 30, 2013 was $26,420,000. The cash inflow was from the net proceeds of $29,420,000 from the April 2013 final round of a private placement offset by $3,000,000 for the repayment of bank debt.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We invest excess cash in investment grade, interest-bearing securities and at June 30, 2014, had approximately $22.3 million invested in money market instruments and certificates of deposit. Such investments are subject to interest rate and credit risk and are not fully insured by the federal government. We believe our policy of investing in highly rated securities, whose liquidities are, at June 30, 2014, all less than 90 days minimizes such risks. In addition, while a hypothetical one percent per annum decrease in market interest rates would have decreased our interest income for the period, it would not have resulted in a loss of the principal and the decline in interest income would have been immaterial to us.

The Company had outstanding total debt at June 30, 2014 of $10 million. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the US prime rate with interest only period extendable to December 1, 2015, contingent upon achieving full enrollment of the CPX-351 Phase 3 study by December 31, 2014.

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Canadian dollars. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations, and during the six months ended June 30, 2014 and 2013, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the six months ended June 30, 2014.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Filed herewith.)

3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)

4.1	Warrant Agreement dated as of May 9, 2014 issued to Hercules Technology Growth Capital, Inc. (Filed herewith.)

10.1	Loan and Security Agreement dated as of May 9, 2014 by and among Celator Pharmaceuticals, Inc, Celator Pharmaceuticals Corp. and the lenders and Hercules Technology Growth Capital, Inc. (Filed herewith.)

10.2	Right to Invest Letter dated May 9, 2014 between Celator Pharmaceuticals, Inc and Hercules Technology Growth Capital. (Filed herewith.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.1	The following financial statements from Celator Pharmaceuticals Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Statements of Loss and Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) Statement of Shareholders’ Equity for the six months ended June 30, 2014, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELATOR PHARMACEUTICALS, INC.

Signature	Title	Date

/s/ Scott T. Jackson Scott T. Jackson	Chief Executive Officer and a Director (principal executive officer)	August 7, 2014

/s/ Fred M. Powell Fred M. Powell	Vice President and Chief Financial Officer (principal financial and accounting officer)	August 7, 2014

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Filed herewith.)

3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)

4.1	Warrant Agreement dated as of May 9, 2014 issued to Hercules Technology Growth Capital, Inc. (Filed herewith.)

10.1	Loan and Security Agreement dated as of May 9, 2014 by and among Celator Pharmaceuticals, Inc, Celator Pharmaceuticals Corp. and the lenders and Hercules Technology Growth Capital, Inc. (Filed herewith.)

10.2	Right to Invest Letter dated May 9, 2014 between Celator Pharmaceuticals, Inc and Hercules Technology Growth Capital. (Filed herewith.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.1	The following financial statements from Celator Pharmaceuticals Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Statements of Loss and Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) Statement of Shareholders’ Equity for the six months ended June 30, 2014, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

