Form 10-Q
period 2014-09-30
Celator Pharmaceuticals Inc
filed 2014-11-13
CIK 1327467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 11, 2014 was 33,681,355.

CELATOR PHARMACEUTICALS, INC.

Part I. Financial Information

Item 1. Financial Statements

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$20,180,490	$23,589,516
Restricted cash	285,801	287,657
Other receivables	6,335	1,417,313
Prepaid expenses and deposits	679,681	491,465
Assets held for sale	74,086	74,086
Other current assets	541,468	468,389
Total current assets	21,767,861	26,328,426
Property and equipment, net	1,008,426	1,138,579
Other assets	612,180	5,745
Total assets	$23,388,467	$27,472,750

Liabilities
Current liabilities:
Accounts payable	$183,174	$1,193,148
Accrued liabilities	2,022,462	1,630,809
Current portion of deferred revenue	542,986	542,986
Total current liabilities	2,748,622	3,366,943
Long-term debt	10,077,056	-
Deferred revenue	180,996	588,236
Deferred rent	47,626	53,084
Total liabilities	13,054,300	4,008,263

Stockholders' equity
Preferred stock
Authorized 20,000,000 shares, par value $0.001	-	-
Common stock
Authorized 200,000,000 shares, par value $0.001
Issued and outstanding 26,078,532 and 26,035,596 shares as of September 30, 2014 and December 31, 2013, respectively	26,079	26,036
Warrants	1,083,193	1,083,193
Additional paid-in capital	157,372,043	155,953,894
Accumulated other comprehensive loss	(1,133,266)	(1,133,266)
Accumulated deficit	(147,013,882)	(132,465,370)
Total stockholders' equity	10,334,167	23,464,487
Total liabilities and stockholders' equity	$23,388,467	$27,472,750

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Loss

(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2014	2013	2014	2013
Expenses
Research and development	$3,334,789	$2,325,891	$9,238,756	$5,995,866
Leukemia & Lymphoma Society funding	(135,747)	(135,746)	(907,240)	(425,339)
General and administrative	1,874,412	1,434,436	5,491,779	3,922,084
(Gain) loss on disposal of property and equipment	-	(12,059)	-	126,633
Amortization and depreciation	48,521	51,239	144,609	148,291
Operating loss	(5,121,975)	(3,663,761)	(13,967,904)	(9,767,535)
Other income (expenses)
Foreign exchange loss	(1,408)	(16,745)	(27,721)	(21,229)
Interest and miscellaneous income	2,887	3,094	7,144	6,560
Non-cash derivative instrument charge	-	-	-	(7,473,108)
Interest expense	(359,321)	-	(560,031)	(147,025)
Net loss	$(5,479,817)	$(3,677,412)	$(14,548,512)	$(17,402,337)

Net loss per share
Basic and diluted	$(0.21)	$(0.14)	$(0.56)	$(0.84)

Weighted average of common shares outstanding
Basic and diluted	26,078,532	26,026,793	26,065,006	20,641,876

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2014

(Unaudited)

				Additional	Accumulated Other
	Common Stock			Paid-In	Comprehensive	Accumulated	Stockholders’
	Number	Amount	Warrants	Capital	Loss	Deficit	Equity

Balance at December 31, 2013	26,035,596	$26,036	$1,083,193	$155,953,894	$(1,133,266)	$(132,465,370)	$23,464,487
Issued for cash on exercise of stock options	42,936	43	-	100,596	-	-	100,639
Stock based compensation	-	-	-	996,801	-	-	996,801
Warrants issued	-	-	-	320,752	-	-	320,752
Net loss for the period	-	-	-	-	-	(14,548,512)	(14,548,512)
Balance at September 30, 2014	26,078,532	$26,079	$1,083,193	$157,372,043	$(1,133,266)	$(147,013,882)	$10,334,167

See accompanying notes to consolidated financial statements.

  Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2014	2013
Operating activities
Net loss	$(14,548,512)	$(17,402,337)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	144,609	148,291
Non-cash stock-based compensation expense	996,801	322,069
Loss on disposal of property and equipment	-	126,633
Non-cash derivative instrument charge	-	7,473,108
Non-cash financing costs	165,232	74,751
Changes in operating assets and liabilities
Other receivables	1,407,230	1,990,932
Prepaid expenses and deposits	(189,470)	(134,177)
Restricted cash	(38)	(250,037)
Other current assets	(73,079)	(530,391)
Other assets	(16,568)	-
Accounts payable	(1,007,161)	(22,332)
Accrued liabilities	400,843	208,124
Deferred rent	(5,458)	23,148
Deferred revenue	(407,240)	(425,339)
Cash used in operating activities	(13,132,811)	(8,397,557)

Investing activities
Purchase of property and equipment	(14,456)	(82,009)
Proceeds on disposals of property and equipment	-	51,776
Cash used in investing activities	(14,456)	(30,233)

Financing activities
Proceeds from issuance of common stock and on options exercised	104,387	32,499,986
Payment of share issuance costs	-	(3,079,611)
Proceeds from loans payable	9,827,216	-
Payment of debt issuance costs	(184,469)	-
Repayments of loans payable	-	(3,000,000)
Cash provided by financing activities	9,747,134	26,420,375

Effect of foreign exchange rate changes	(8,893)	877

Net change in cash	(3,409,026)	17,993,462
Cash and cash equivalents, beginning of period	23,589,516	9,648,008
Cash and cash equivalents, end of period	$20,180,490	$27,641,470

Supplemental disclosure of cash flow information
Interest paid	311,458	79,388

See accompanying notes to consolidated financial statements

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Nature of Business and Liquidity

Celator Pharmaceuticals, Inc. (the “Company”), with locations in Ewing, N.J., and Vancouver, B.C., is a pharmaceutical company developing new and more effective therapies to treat cancer. CombiPlex®, the Company’s proprietary drug ratio technology platform, represents a novel approach that identifies molar ratios of drugs that will deliver a synergistic benefit, and locks the desired ratio in a nano-scale drug delivery vehicle that maintains the ratio in patients with the goal of improving clinical outcomes.

The Company has incurred recurring losses and negative cash flows from operations since inception. As of September 30, 2014, the Company had an accumulated deficit of $147.0 million. The Company expects operating losses and negative cash flows to continue for the foreseeable future until such time, if ever, that it can generate significant revenues from its product candidates currently in development. At September 30, 2014, the Company had cash and cash equivalents of $20.2 million. On October 28, 2014, the Company completed a public offering of 7,602,823 shares of common stock and warrants to purchase up to 760,282 shares of its common stock. The Company received approximately $13.5 million in net proceeds from the public offering (See Note 13). Management believes that the cash and cash equivalents at September 30, 2014, cash available to the Company through the Hercules Technology Growth Capital Inc. (“Hercules”) term loan and the funds received from the October 28, 2014 public offering will be sufficient to meet estimated working capital requirements and fund planned operations into the second half of 2016.

The Company is subject to those risks associated with any specialty pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. Substantial additional financing will be needed by the Company to fund its operations and to commercialize its product candidates. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants.

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

Basis of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Celator Pharmaceuticals Corp. (“CPC”) and Celator UK Ltd. All intercompany transactions have been eliminated.

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

Loss per share: The net loss per share for the nine months ended September 30, 2013 has been corrected for an immaterial error in the calculation of average weighted shares outstanding. The revision is as follows:

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	As Reported	As Revised
Net loss	$(17,402,337)	$(17,402,337)
Net loss per share	$(0.87)	$(0.84)
Weighted average shares outstanding	19,977,071	20,641,876

The above correction has no impact on any other prior year financial statement amounts or disclosures.

New Accounting Pronouncement : In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , which eliminates all incremental financial reporting requirements for development stage entities by removing Accounting Standards Codification (ASC) Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification. The amendments in this Update remove the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASC Topic 915 is removed effective for annual periods beginning after December 15, 2014 and early adoption is permitted. The Company adopted the ASU effective with the issuance of its June 30, 2014 financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The ASU provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

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

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

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

The Company recognizes transfers between input levels as of the actual date of event. There were no transfers between levels and the following table provides the assets carried at fair value:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Assets:
Money Market Fund	$17,727,260	$17,727,260	$-	$-

December 31, 2013
Assets:
Certificates of Deposit	$15,003,472	$15,003,472	$-	$-
Money Market Fund	7,597,730	7,597,730	-	-
Total	$22,601,202	$22,601,202	$-	$-

Non-cash derivative instrument charge

The Company recognized a non-cash derivative instrument charge of $7,473,108 during the nine months ended September 30, 2013. The charge related to an obligation to issue additional shares of common stock and warrants to certain existing stockholders who participated in early closings of a private placement that started in 2012 and closed on April 29, 2013. The fair value of these common shares and warrants was recognized as a derivative liability with a corresponding charge to the statement of loss. Upon the closing of the April 2013 Private Placement, the derivative liability was reclassified into stockholders’ equity as the obligation to issue additional securities no longer existed. This contractual obligation was fair valued using significant unobservable inputs (Level 3).

4.	Other Receivables

Other receivables as of September 30, 2014 and December 31, 2013, consists of the following:

	September 30, 2014	December 31, 2013

Receivables related to the sale of New Jersey net operating losses	$-	$1,412,302
Other receivables	6,335	5,011
	$6,335	$1,417,313

5.	Other Current Assets

Other current assets as of September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014	December 31, 2013

Clinical trial materials	$541,468	$468,389

6.	Property and Equipment

Property and equipment as of September 30, 2014 and December 31, 2013 including assets held under capital lease, consists of the following:

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	September 30, 2014	December 31, 2013
Computer and equipment	$141,998	$136,498
Furniture and office equipment	96,457	96,457
Laboratory equipment	1,769,589	1,760,633
Capital lease equipment	155,523	155,523
Leaseholds	37,789	37,789
	2,201,356	2,186,900
Less: Accumulated depreciation	(1,192,930)	(1,048,321)
	$1,008,426	$1,138,579

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Depreciation and amortization	$48,521	$51,239	$144,609	$148,291

In February 2012, the Company closed a laboratory in Canada and consigned certain property and equipment for sale with net book value of $507,622. At September 30, 2014 and December 31, 2013, the net book value of the remaining consigned equipment was $74,086 and consisted solely of scientific equipment, which is presented as assets held for sale on the consolidated balance sheet.

During nine months ended September 30, 2013 assets held for sale with a net book value of $177,428 were sold for proceeds of $51,776 resulting in a loss on disposal of $125,422. There were no disposals during the nine months ended September 30, 2014.

7.	Other Assets

Other assets as of September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014	December 31, 2013

Deferred financing costs (see Note 9)	$589,828	$-
Other non-current assets	22,352	5,745
	$612,180	$5,745

8.	Accrued Liabilities

Accrued liabilities as of September 30, 2014 and December 31, 2013 consist of the following:

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	September 30, 2014	December 31, 2013

Accrued bonuses	$748,444	$624,472
Accrued salaries and vacation	213,775	143,484
Accrued professional fees	60,000	30,911
Accrued clinical trial expenses	494,651	636,497
Accrued drug manufacturing expenses	145,565	-
Interest payable	83,339	-
Accrued trade payables other	276,688	195,445
	$2,022,462	$1,630,809

9.	Loans Payable

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules Technology Growth Capital, Inc. (“Hercules”). The first $10 million of the term loan was funded at closing, and is repayable in installments over forty-two months including an initial interest-only period of twelve months after closing. The remaining $5 million of the term loan can be drawn down at the Company’s option at any time between December 15, 2014 and March 31, 2015. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the US prime rate with interest only period extendable to December 1, 2015, contingent upon achieving full enrollment of the CPX-351 Phase 3 study by December 31, 2014. The funds will be used to provide general working capital.

On October 24, 2014, the Company achieved full enrollment of the CPX-351 Phase 3 study resulting in the interest only period extendable to December 1, 2015 and the term loan maturity date of December 1, 2017 extendable to June 1, 2018. As a result, the outstanding term loan balance has been classified as non-current at September 30, 2014.

Pursuant to the loan agreement, the Company issued Hercules a warrant to purchase 158,006 shares of the Company’s common stock at an exercise price of $2.67 per share with a term of five years. The fair value of the warrants of $320,752 and financing costs of $357,253 incurred in connection with the term loan were recorded as debt issuance costs and will be amortized as interest expense using the effective interest method over the term of the loan. Amortization of debt issuance costs was $57,670 and $88,176 for the three and nine months ended September 30, 2014 respectively and the remaining unamortized debt issuance costs of $589,828 are included in other non-current assets.

In addition, the Company will pay an end of term charge of $592,500 on the earliest to occur of (i) the term loan maturity date, (ii) the date that the Company prepays the outstanding loan, or (iii) the date that the loan become due and payable. The end of term charge will be accrued as additional interest expense using the effective interest rate method over the term of the loan. The Company accrued $50,396 and $77,056 of this fee during the three and nine months ended September 30, 2014 respectively.

Long-term debt as of September 30, 2014 consists of the following:

Loan payable	$10,000,000
End of term fee	77,056
Long-term debt	$10,077,056

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

10.	Stock-Based Compensation

The following table summarizes the activity of the Company’s stock option plans for the nine months ended September 30, 2014:

	Number of options	Exercise price

December 31, 2013	2,578,252	$2.98
Granted	499,100	3.13
Exercised	(42,936)	2.34
Cancelled	(14,603)	3.17
September 30, 2014	3,019,813	$3.01

Exercisable at September 30, 2014	1,193,556	$2.75

The following table provides information regarding stock options activity during the periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Stock compensation expense recognized	$354,204	$235,289	$996,801	$322,069
Weighted average grant-date fair value of stock options issued (per share)	$2.22	$2.11	$2.68	$2.14
Grant-date fair value of stock options issued	$45,732	$59,080	$1,337,588	$3,314,341

Volatility	112.0%	117.0%	114.4%	118.3%
Risk-free interest rate	1.9%	1.6%	2.0%	1.9%
Dividend yield	0%	0%	0%	0%
Expected life in years	6.0	6.0	6.2	6.2
Intrinsic value of stock options exercised	$-	$-	$38,892	$-

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

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. At September 30, 2014, the total compensation cost related to non-vested awards not yet recognized and weighted average period over which it will be recognized was $3,988,729 and 2.9 years, respectively.

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

	Total Assets
	September 30, 2014	December 31, 2013

United States	$22,226,025	$26,190,516
Canada	266,844	284,563
Germany	895,598	997,671
Total Assets	$23,388,467	$27,472,750

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Net Loss
	Three months ended		Nine months
	September 30,		September 30,
	2014	2013	2014	2013

United States	(5,046,236)	(3,274,731)	(12,977,790)	(15,649,089)
Canada	(433,581)	(402,681)	(1,570,722)	(1,753,248)
Total Net Loss	$(5,479,817)	$(3,677,412)	$(14,548,512)	$(17,402,337)

12.	Commitments and Contingencies

In September 2014, the Company entered into a lease agreement for a laboratory space in Vancouver, British Columbia, which expires in September 2015. The remaining minimum lease payments as of September 30, 2014 were $35,090.

In March 2013, the Company entered into an office lease agreement for office space in Ewing, New Jersey, which commenced in June 2013 with a term of sixty months. The remaining minimum lease payments as of September 30, 2014 were $530,232. Under the Ewing, New Jersey lease agreement, the Company will be obligated to maintain a letter of credit from a bank with respect to its security deposit obligations in the amount of $200,000 during the first year of the Agreement, which amount will be reduced by $40,000 per year on each of December 1, 2014, 2015, and 2016 and by $60,000 on December 1, 2017.

In February 2013, the Company renewed its office lease agreements for office space in Vancouver, British Columbia, effective April 1, 2013, which expires in June 2016. The remaining minimum lease payments as of September 30, 2014 were $111,638.

The Company has a worldwide exclusive license agreement with Princeton University dated June 2007 that provides the Company with exclusive rights to some aspects of its nanoparticle polymer technology arising from research sponsored by the Company at Princeton University between 2003 and 2007. These inventions are generally characterized as particulate constructs for release of active agents for medical application. Of the products currently in the Company’s pipeline, only the hydrophobic docetaxel prodrug nanoparticle (HDPN) formulation is subject to this agreement. The Company is obligated to pay a royalty on net sales to Princeton University of a low single-digit percentage if any invention is sold by the Company or a company to which the product covered by the invention was licensed by the Company, which was generated under the exclusive licensing agreement. No royalty or other product/sub-license-related payments have been made to date. The Company is obligated to provide Princeton University a percentage within the range of 45% to 55% of proceeds obtained from a sub-license of the intellectual property to a third party in cases where the Company has not conducted any research or development activities and is solely licensing out the original intellectual property jointly developed by the Company and Princeton University. The Company may terminate the agreement at any time by giving 90 days written notice to Princeton University. Princeton may terminate the agreement if the Company should breach or fail to perform under the agreement, with written notice of default provided by Princeton University to the Company and only if the Company fails to cure the default within 60 days. The Company is obligated under the agreement to provide an annual progress report to Princeton University on any developments of the licensed technology as well as prosecution of the patents covering the technology and the use of commercially reasonable efforts to develop licensed products.

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

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

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

13.	Subsequent Events

Public Offering of Common Stock and Warrants to Purchase Common Stock

On October 28, 2014, the Company completed a public offering of 7,602,823 shares of common stock and warrants to purchase up to 760,282 shares of its common stock, including the exercise in full of the underwriters’ overallotment option to purchase up to an additional 991,673 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase 0.10 of a share of common stock at a price of $1.95 per unit. The Company received approximately $13.5 million in net proceeds from the public offering after payment of fees, expenses and underwriting expenses. The shares of common stock and the warrants were immediately separable and were issued separately. The warrants have an exercise price of $3.58 per share and have a term of five years. In addition, the Company issued to the underwriters, underwriter warrants to purchase 114,042 shares of common stock at an exercise price of $3.58 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are based on management’s current expectations and are subject to risks and uncertainties that may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as “anticipates,” “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements contained in this Form 10-Q quarterly report include, among others, statements about the sufficiency of its capital to fund its activities into the second half of 2016, the expected timeline for its milestones in connection with its Phase 3 clinical study, its product pipeline, statements regarding the efficacy of the Company's CombiPlex® technology, the safety, tolerability, efficacy and therapeutic potential of CPX-351, whether clinical results for CPX-351 obtained to date will be predictive of future clinical study results, and the Company's expectations regarding the Company's development plans for CPX-351 and our drug candidates, and the Company's expectations about expanding the Company's product pipeline and advancing the Company's CombiPlex platform. Forward-looking statements in this release involve substantial risks and uncertainties that could cause our clinical development programs, future results, performance or achievements to differ significantly from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, capital market conditions, the uncertainties inherent in the conduct of future clinical studies, enrollment in clinical studies, availability of data from ongoing clinical studies, expectations for regulatory approvals, and other matters that could affect the availability or commercial potential of the Company’s drug candidates. Forward-looking statements in this Form 10-Q quarterly report involve substantial risks and uncertainties that could cause the Company's clinical development programs, future results, performance of achievements to differ significantly from those expressed or implied in the forward-looking statements. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

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

Highlights

Celator Pharmaceuticals, Inc., with locations in Ewing, N.J., and Vancouver, B.C., is a pharmaceutical company developing new and more effective therapies to treat cancer. CombiPlex®, the Company’s proprietary drug ratio technology platform, represents a novel approach that identifies molar ratios of drugs that will deliver a synergistic benefit, and locks the desired ratio in a nano-scale drug delivery vehicle that maintains the ratio in patients with the goal of improving clinical outcomes. The Company’s pipeline includes two clinical stage products, CPX-351, a liposomal formulation of cytarabine:daunorubicin for the treatment of acute myeloid leukemia, or AML, and CPX-1, a liposomal formulation of irinotecan:floxuridine, for the treatment of colorectal cancer; and preclinical stage product candidates, including CPX-571, a liposomal formulation of irinotecan:cisplatin, and CPX-8, a hydrophobic docetaxel prodrug nanoparticle, or HDPN, a formulation being studied by the National Cancer Institute’s Nanotechnology Characterization Laboratory. The Company plans to advance the CombiPlex platform and widen its application to include molecularly targeted therapies. Areas of investigation include:

•	Combinations targeting signaling pathways associated with major cancer indications:
o	Inhibitors of PI3K/AKT/mTOR pathways in combination with
o	Inhibitors of Ras/Raf/MEK/ERK pathways
•	Combinations of existing chemotherapeutics with molecularly targeted agents:
o	Active cytotoxics such as taxanes in combination with
o	Cellular response modulators that control apoptosis
•	Combinations of epigenetic modulators:
o	Histone deacetylase inhibitors in combination with
o	Hypomethylating agents

Overview

The Company was founded in 1999 by a team led by Dr. Lawrence Mayer (currently the Company’s President and Chief Scientific Officer) and Dr. Marcel Bally from the British Columbia Cancer Agency. The Company’s strategy evolved into developing drug combination products based on CombiPlex, the Company’s proprietary drug ratio technology platform.

Since the founding of the Company, $99.1 million has been invested in research and development with funds being used with the Company’s proprietary technologies, including CombiPlex, creating a pipeline of drugs and managing the clinical studies. The Company’s commercial success depends upon its ability, and the ability of any of its future collaborators, to develop, manufacture, market, and sell the product candidates. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which the Company is developing products. There is no guarantee that the Company will be able to market or sell any of its products.

The Company intends to use future net proceeds to fund its development activities, including clinical studies, manufacturing development (including capital expenditures), working capital and other general corporate purposes.

The Company believes that, based on its current financial resources, it will need to raise additional funding for the development and potential commercialization of CPX-351. To the extent that the costs of the planned study exceed current estimates or the survival analysis does not occur within the currently anticipated timeframe, and the Company is unable to raise sufficient additional capital to cover such additional costs, the Company will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to CPX-351, out-license intellectual property rights to CPX-351, sell assets or effect a combination of the above. No assurance can be given that the Company will be able to effect any of such transactions on acceptable terms, if at all.

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

Study 204 — Randomized Phase 2 Study of CPX-351 in Newly Diagnosed AML Patients Age 60 – 75

Study 205 — Randomized Phase 2 Study of CPX-351 in AML Patients in First Relapse, Patients Age 18 – 65

Study 301 — Randomized Phase 3 Study in Patients with sAML

Study 204 was intended to be a direct test of whether delivery of a fixed, synergistic ratio of two drugs, cytarabine and daunorubicin, (i.e., CPX-351 - which is a 90 minute infusion on days 1, 3 and 5) provided increased clinical efficacy over conventional administration of the same agents (i.e., which is a 7-day continuous infusion of cytarabine, combined with daunorubicin on days 1, 2 and 3, commonly referred to as the 7+3 regimen). This study is complete. In the overall population, in patients treated with CPX-351 the response rate increased by 30.3% (66.7% vs. 51.2%), the 60-day mortality was decreased by 67.8% (4.7% vs. 14.6%), median event-free survival increased by 225.0% (6.5 months vs. 2.0 months) and the median overall survival increased 14.0% (14.7 months vs. 12.9 months). In sAML patients (approximately 41% of the overall population), the response rate increased by 82.0% (57.5% vs. 31.6%), the 60-day mortality decreased 80.7% (6.1% vs. 31.6%), the median event-free survival increased 3.5-fold (4.5 months vs. 1.3 months) and the median overall survival increased by 98.4% (12.1 months vs. 6.1 months).

Study 205 was a randomized Phase 2 clinical study designed to be a direct test of whether CPX-351 provides increased clinical efficacy over salvage therapies in first relapse AML patients age 18 – 65. This study is complete. In the overall population, CPX-351 resulted in a 20.8% relative increase in response rate (49.4% vs. 40.9%) compared to the control arm of salvage therapies, a 6.9% decrease in the 60-day mortality (14.8% vs. 15.9%), a 34.9% increase in median overall survival (8.5 months vs. 6.3 months) and an 31.1% increase in 1-year survival rate (35.8% vs. 27.3%). For patients in the unfavorable risk category (68% of the overall population), CPX-351 resulted in a 42.4% relative increase in response rate (39.3% vs. 27.6%) compared to the control arm of salvage therapies, a 33.2% decrease in 60-day mortality (16.1% vs. 24.1%), a 57.1% increase in median overall survival (6.6 months vs. 4.2 months) and a higher 1-year survival rate of 177.7% (28.6% vs. 10.3%).

Study 301 is a randomized controlled Phase 3 study in patients with sAML, with overall survival as the primary end-point. This Phase 3 study has been undertaken to confirm the Study 204 clinical observations where CPX-351 provided the largest efficacy improvements in sAML patients and to provide the necessary data for product registration. Study 301 enrolled the first patient in December 2012, completed its third independent Data and Safety Monitoring Board review in June 2014, which review recommended that the study continue as planned without any modifications. Sites in the U.S. and Canada are participating in this study. There will be significant costs associated with this study, including site enrollment grants, patient monitoring, database maintenance, statistical monitoring, data analysis, salaries and insurance.

On October 24, 2014, the Company achieved the target enrollment, of 300 patients, in its Phase 3 study of CPX-351. This Phase 3 study is a multicenter, randomized, open-label study testing CPX-351 versus the current standard of care, conventional cytarabine and daunorubicin therapy (7+3) in patients with untreated high-risk (secondary) AML. The Company expects the following milestones related to its Phase 3 clinical study:

•	Q4 2014 – Data and Safety and Monitoring Board pre-planned analysis of the first 225 randomized patients with a minimum of 60 days follow-up

•	Q2 2015 – Analysis of the induction response rate (CR+CRi), a secondary endpoint of the study

•	Q1 2016 – Analysis of overall survival, the primary endpoint of the study

•	2H 2016 – The New Drug Application (“NDA”) is anticipated to be filed.

In June 2012, the Company entered into an agreement with LLS pursuant to which the Leukemia and Lymphoma Society (LLS) is providing $5.0 million in funding from the LLS Therapy Acceleration Program (“TAP”) program for the Phase 3 study of CPX-351. The agreement provided for LLS to make an upfront payment of $2.0 million to the Company, which was received in July 2012, and further payments totaling an additional $3.0 million on the achievement of clinical milestones; however, the amount may be refundable by the Company in the event of a material breach by the Company under the agreement. The $2.0 million upfront payment has been recorded as deferred revenue and will be recognized over the estimated performance period of the research and development services to be provided under the agreement. As of September 30, 2014, $0.7 million was deferred. Since November 2012, the Company has received a total of $1.5 million for milestones achieved under this agreement. In consideration of LLS’s funding, and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, the Company must pay LLS a multiple on the LLS funding (LLS funding is the $5 million in support of the Phase 3 study in addition to the approximately $4.1 million the Company received in support of the Phase 2 study during 2010 and 2011). Subject to exclusions under the agreement, the Company is obligated to pay LLS an amount equal to 50% of the cash payments the Company receives from outlicenses and transfers of rights to the product or other liquidity event, as defined in the agreement, until LLS has received an amount equal to 1.5 times the amount of funding the Company receives from LLS. The total amount payable by the Company to LLS will not exceed 3.55 times the amount of funding received from LLS, with the specific amount depending on when the payment(s) occur relative to the timing of the research program and product commercialization. The payments may take the form of cash payments or royalties (not to exceed 5% of net sales) but will not exceed the maximum amount referred to in the preceding sentence.

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

On October 24, 2014, the Company achieved full enrollment of the CPX-351 Phase 3 study resulting in the interest only period extendable to December 1, 2015 and the term loan maturity date of December 1, 2017 extendable to June 1, 2018.

Pursuant to the loan agreement, the Company issued Hercules a warrant to purchase 158,006 shares of the Company’s common stock at an exercise price of $2.67 per share with a term of five years. The fair value of the warrants of $320,752 and financing costs of $357,253 incurred in connection with the term loan were recorded as debt issuance costs and will be amortized as interest expense using the effective interest method over the term of the loan. As of September 30, 2014, the remaining unamortized debt issuance costs of $589,828 are included in other non-current assets.

In addition, the Company will pay an end of term charge of $592,500 on the earliest to occur of (i) the term loan maturity date, (ii) the date that the Company prepays the outstanding loan, or (iii) the date that the loan become due and payable. The end of term charge will be accrued as additional interest expense using the effective interest rate method over the term of the loan. As of September 30, 2014, the accrued fee was $77,056.

On October 28, 2014, the Company completed a public offering of 7,602,823 shares of common stock and warrants to purchase up to 760,282 shares of its common stock, including the exercise in full of the underwriters’ overallotment option to purchase up to an additional 991,673 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase 0.10 of a share of common stock at a price of $1.95 per unit. The Company received approximately $13.5 million in net proceeds from the public offering after payment of fees, expenses and underwriting expenses. The shares of common stock and the warrants were immediately separable and were issued separately. The warrants have an exercise price of $3.58 per share and have a term of five years. In addition, the Company issued to the underwriters, underwriter warrants to purchase 114,042 shares of common stock at an exercise price of $3.58 per share.

Based on current projections, the Company believes it now has sufficient capital to fund its activities into the second half of 2016.

Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Expenses

Research and Development:   The Company charges research and development costs to operations as incurred. The Company’s research and development expenses were $3,335,000 for the three months ended September 30, 2014 compared to $2,326,000 for the three months ended September 30, 2013 reflecting an increase of $1,009,000. The increase was primarily attributable to $359,000 increase in manufacturing and drug and lipid costs, $328,000 increase in outsourced clinical trial and regulatory activities related to the Phase 3 trial of CPX-351, $199,000 increase in compensation and stock option expenses, and $79,000 increase due to a greater number of patients enrolling and materials being sent to sites and the progression of the 301 study.

LLS Funding:   The LLS revenue recognized for the three months ended September 30, 2014 and 2013 was $136,000 and represents the amortization of a $2,000,000 upfront payment received during 2012 that was deferred and is being recognized over the estimated performance period of the research and development services to be provided under the agreement.

General and Administrative:   General and administrative expenses consist largely of salaries and related benefits, investor relations costs, external costs for professional fees relating to legal, accounting and tax services, investor relations expenses, director and scientific advisory services as well as the lease expense for the facilities.

General and administrative expenses were $1,874,000 for the three months ended September 30, 2014 compared to $1,434,000 for the three months ended September 30, 2013, reflecting an increase of $440,000. The increase was primarily attributable to $201,000 increase in consulting associated with commercial operations and strategic planning, $151,000 increase in compensation and stock option expenses, $117,000 increase in investor relations costs, and increase in professional fees of $27,000. These increases were offset by a reduction in public company related expenses of $55,000.

Gain or loss on Disposal of Property and Equipment: The Company recorded a gain on disposal of property and equipment of $12,000 for the three months ended September 30, 2013. The gain in 2013 arose from the sale of assets that were classified as held for sale at the beginning the year.

Amortization and Depreciation: Amortization and depreciation expense was $49,000 for the three months ended September 30, 2014 and $51,000 for the three months ended September 30, 2013.

Other Income and Expenses

Interest Expense: Interest expense for the three months ended September 30, 2014 was $359,000 and related to interest on a term loan entered into with Hercules Technology Capital Growth in May 2014. Interest expense includes amortization of non-cash debt issuance costs and the accrual of the end of term charge of $108,000. There was no interest expense for the three months ended September 30, 2013

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Expenses

Research and Development: The Company charges research and development costs to operations as incurred. The Company’s research and development expenses were $9,239,000 for the nine months ended September 30, 2014 compared to $5,996,000 for the nine months ended September 30, 2013 reflecting an increase of $3,243,000. The increase was primarily attributable to $1,116,000 increase in manufacturing, drug and lipid costs, $778,000 increase in outsourced clinical trial and regulatory activities related to the Phase 3 trial of CPX-351, $655,000 for compensation and stock option expense increase in clinical trials and regulatory departments, $387,000 for a metabolism study for CPX-351 that began the second half of 2013, $103,000 increase in quality assurance audits and external service related to manufacturing, $107,000 due to increase in drug storage and shipping costs to sites, and $88,000 increase in intellectual property costs.

LLS Funding: The LLS funding for the nine months ended September 30, 2014 was $907,000 compared to $425,000 for the nine months ended September 30, 2013. The amount recognized during the nine months ended September 30, 2014 represents payment from LLS for achieving 50% overall enrollment milestone in January 2014 of $500,000 and amortization of an upfront payment received during 2012 of $407,000. The nine months ended September 30, 2013 amount represents amortization of an upfront payment received during 2012 of $425,000.

General and Administrative: General and administrative expenses consist of salaries and related benefits, lease expense of the facilities, investor relations costs, professional fees relating to legal, accounting, and tax services and other administrative costs.

General and administrative expenses were $5,492,000 for the nine months ended September 30, 2014 compared to $3,922,000 for the nine months ended September 30, 2013, reflecting an increase of $1,570,000. The increase was primarily attributable to $835,000 due to compensation and stock option expense increase, $507,000 increase in commercial operations and strategic planning, $222,000 increase in investor relations, $60,000 for increased board of directors’ fees, and $33,000 increase in directors and officers insurance. These increases were offset by reductions in leases and building operating costs of $54,000, public company related costs of $20,000, and recruitment expenses of $24,000.

Loss on Disposal of Property and Equipment: The Company recorded a loss on disposal of property and equipment of $127,000 for the nine months ended September 30, 2013. The loss in 2013 arose from the sale of assets that were classified as held for sale at the beginning the year.

Amortization and Depreciation: Amortization and depreciation expense was $145,000 for the nine months ended September 30, 2014 and $148,000 for the nine months ended September 30, 2013.

Other Income and Expenses

Non-cash derivative instrument charge: Non-cash derivative instrument charge was $7,473,000 for the nine months ended September 30, 2013. The charge resulted from the obligation to issue additional shares of common stock and warrants by the Company, at the April 29, 2013 closing, to certain existing stockholders who participated in early closings of this financing.

Interest Expense: Interest expense was $560,000 and $147,000 for the nine months ended September 30, 2014 and September 30, 2013 respectively. Interest expense of $560,000 for the nine months ended September 30, 2014 related to interest on a Hercules Technology Capital Growth term loan entered into in May 2014 which includes $165,000 related to non-cash amortization of deferred financing costs and the accrual of the end of term charge. Interest expense of $147,000 for the nine months ended September 30, 2013 consisted of $72,000 of interest on a bank loan and $75,000 of non-cash financing costs.

Liquidity and Capital Resources

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. To date, the Company has funded its operations primarily through private placements of preferred stock and common stock, convertible debt and debt financings. However, we may pursue additional financing options, including entering into agreements with collaborative partners in order to provide milestone payments, license fees and equity investments. As of September 30, 2014, the Company had cash and cash equivalents of approximately $20.2 million.

On October 28, 2014, the Company completed a public offering of 7,602,823 shares of common stock and warrants to purchase up to 760,282 shares of its common stock, including the exercise in full of the underwriters’ overallotment option to purchase up to an additional 991,673shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase 0.10 of a share of common stock at a price of $1.95 per unit. The Company received approximately $13.5 million in net proceeds from the public offering after payment of fees, expenses and underwriting expenses. The shares of common stock and the warrants were immediately separable and were issued separately. The warrants have an exercise price of $3.58 per share and have a term of five years. In addition, the Company issued to the underwriters, underwriter warrants to purchase 114,042 shares of common stock at an exercise price of $3.58 per share.

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules Technology Growth Capital, Inc. The first $10 million of the term loan was funded at closing, and is repayable in installments over forty-two months including an initial interest-only period of twelve months after closing. The net proceeds from the loan were $9.6 million. The remaining $5 million of the term loan can be drawn down at the Company’s option at any time between December 15, 2014 and March 31, 2015. It is the Company’s intention to draw the remaining $5 million of the term loan on or before March 31, 2015. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the US prime rate with interest only period extendable to December 1, 2015, contingent upon achieving full enrollment of the CPX-351 Phase 3 study by December 31, 2014. The funds will be used to provide general working capital. On October 24, 2014, the Company achieved full enrollment of the CPX-351 Phase 3 study resulting in the interest only period extendable to December 1, 2015 and the term loan maturity date of December 1, 2017 extendable to June 1, 2018.

In April 2013, the Company raised $29.4 million of net proceeds from the final round of a private placement. We expect to continue to incur losses as we fund our research and development activities and commercial launch activities, and we do not expect material revenues for at least the next few years.

Even though we believe we currently have access to sufficient funds to meet our financial needs into the second half of 2016, our business strategy in the future will require us to raise additional capital through licensing, debt or equity sales, other means or any combination of these options. The Company’s future capital requirements will depend on many factors, including those factors described in Item 1A. “Risk Factors” of the 2013 Form 10-K annual report as well as the Company’s ability to execute on its business and strategic plans as currently conceived.

Cash Flows

Net cash used in operating activities was $13,133,000 for the nine months ended September 30, 2014. The nine months ended September 30, 2014 amount reflected the Company’s net loss of $14,549,000, offset by $1,307,000 in net non-cash charges including non-cash charge relating to amortization and depreciation of $145,000, stock-based compensation expense of $997,000 and non-cash interest expense of $165,000 related to the deferred financing costs amortization for a term loan. In addition, the Company generated $109,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the nine months ended September 30, 2014. The changes in operating assets and liabilities were a decrease in other receivables of $1,407,000, and an increase in accrued expenses of $401,000; offset by increases in prepaid expenses and deposits of $189,000, other current assets of $73,000, and other assets of $17,000 and decreases in accounts payable of $1,007,000, deferred rent of $6,000 and deferred revenue of $407,000.

Net cash used in operating activities was $8,398,000 for the nine months ended September 30, 2013. The nine months ended September 30, 2013 amount reflected the Company’s net loss of $17,402,000, offset by $8,145,000 in net non-cash charges including amortization and depreciation of $148,000, stock-based compensation expense of $322,000, loss on disposal of property and equipment of $127,000, non-cash charge relating to a derivative instrument of $7,473,000 and non-cash interest expense of $75,000 related to the deferred financing costs amortization for bank loan. In addition, the Company generated $860,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the nine months ended September 30, 2013. The changes in operating assets and liabilities were a decrease in other receivables of $1,991,000, and increases in accrued liabilities of $208,000 and deferred rent liability of $23,000 offset by increases in prepaid expenses and deposits $134,000, restricted cash of $250,000, and other current assets of $530,000 and decreases in accounts payable of $22,000 and deferred revenue of $425,000.

Cash used in investing activities for the nine months ended September 30, 2014 was $14,000 for property and equipment expenditures. Cash used in investing activities was $30,000 for the nine months ended September 30, 2013, reflecting $82,000 of property and equipment expenditures offset by $52,000 of proceeds from the sale of property and equipment.

Cash provided by financing activities for the nine months ended September 30, 2014 was $9,747,000. The cash inflow was from the net proceeds on issuance of debt of $9,643,000 and from exercised stock options of $104,000. Cash provided by financing activities for the nine months ended September 30, 2013 was $26,420,000. The cash inflow was from the net proceeds of $29,420,000 from the April 2013 final round of a private placement offset by $3,000,000 for the repayment of bank debt.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We invest excess cash in investment grade, interest-bearing securities and at September 30, 2014, had approximately $17.7 million invested in money market instruments. Such investments are subject to interest rate and credit risk and are not fully insured by the federal government. We believe our policy of investing in highly rated securities, whose liquidities are, at September 30, 2014, all less than 90 days minimizes such risks. In addition, while a hypothetical one percent per annum decrease in market interest rates would have decreased our interest income for the period, it would not have resulted in a loss of the principal and the decline in interest income would have been immaterial to us.

The Company had outstanding total debt at September 30, 2014 of $10 million. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the US prime rate with interest only period extendable to December 1, 2015, contingent upon achieving full enrollment of the CPX-351 Phase 3 study by December 31, 2014. On October 24, 2014, the Company achieved full enrollment of the CPX-351 Phase 3 study resulting in the interest only period extendable to December 1, 2015 and the term loan maturity date of December 1, 2017 extendable to June 1, 2018.

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Canadian dollars. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations, and during the nine months ended September 30, 2014 and 2013, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the nine months ended September 30, 2014.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 7, 2014.)

3.2	Amend and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)

4.1	Warrant Agreement between Celator Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, LLC. (Filed herewith.)

4.2	Form of Underwriter Warrant. (Incorporated by reference Exhibit 4.2 to the Company’s Form 8-K current report filed with SEC on October 23, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.1	The following financial statements from Celator Pharmaceuticals Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Statements of Loss for the three and nine months ended September 30, 2014 and 2013, (iii) Statement of Shareholders’ Equity for the nine months ended September 30, 2014, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELATOR PHARMACEUTICALS, INC.

Signature	Title	Date

/s/ Scott T. Jackson Scott T. Jackson	Chief Executive Officer and a Director (principal executive officer)	November 13, 2014

/s/ Fred M. Powell Fred M. Powell	Vice President and Chief Financial Officer (principal financial and accounting officer)	November 13, 2014

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 7, 2014.)

3.2	Amend and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)

4.1	Warrant Agreement between Celator Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, LLC. (Filed herewith.)

4.2	Form of Underwriter Warrant. (Incorporated by reference Exhibit 4.2 to the Company’s Form 8-K current report filed with SEC on October 23, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.1	The following financial statements from Celator Pharmaceuticals Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Statements of Loss for the three and nine months ended September 30, 2014 and 2013, (iii) Statement of Shareholders’ Equity for the nine months ended September 30, 2014, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

