Form 10-K
period 2014-12-31
Celator Pharmaceuticals Inc
filed 2015-03-17
CIK 1327467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $53,993,665

The registrant had 33,741,872 shares of common stock outstanding on March 16, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2015 Annual Meeting of Stockholders of Celator Pharmaceuticals, Inc. (hereinafter referred to as “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s year ended December 31, 2014.

CELATOR PHARMACEUTICALS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These forward-looking statements and the risks and uncertainties associated with them include, among other things:

•	the Company will need to raise additional funds to complete the registration and potential commercialization of CPX-351 and other product candidates, if any;
•	the Company has sufficient funds to meet estimated working capital requirements into the second half of 2016 but the Company may have difficulty raising capital to extend the cash runway further, at attractive terms or at all;
•	raising additional funds by issuing securities, or through licensing or lending arrangements, may cause dilution to the Company’s existing stockholders, restrict the Company’s operations or require it to relinquish proprietary rights;
•	if third parties upon which the Company relies to manufacture its product fail to provide products meeting specifications at acceptable quality levels or prices, the Company’s development and commercialization of any of its product candidates could be stopped, delayed or made less profitable;
•	the failure to enroll patients in clinical studies may cause delays;
•	the results of preclinical studies and early clinical studies are not necessarily predictive of future results and any product candidate the Company advances may not have favorable results in later clinical studies or receive regulatory approval;
•	the clinical studies will support a showing of the safety, tolerability, efficacy and therapeutic potential of the Company’s product candidates, including CPX-351;
•	whether sufficient data from clinical studies will be available in connection with the Company’s regulatory filings;
•	the Phase 3 study in secondary AML (sAML) may not be successful as the Company’s initial registration strategy and if successful the Company may not be able to successfully commercialize CPX-351;
•	the regulatory approval process is uncertain and may prevent the Company from obtaining approval for the commercialization of the product candidates;
•	the Company’s products may be subject to technology risks that may restrict or prevent their development and commercialization;
•	the Company may not be successful in protecting and enforcing its proprietary technologies and its intellectual property, and third party intellectual property may limit or interfere with, or eliminate its ability to make, use and sell the Company’s products; and
•	other factors discussed or incorporated by reference under “Risk Factors.”

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

PART I

ITEM 1. BUSINESS

Overview

Celator Pharmaceuticals, Inc., with locations in Ewing, N.J., and Vancouver, B.C., is a clinical stage biopharmaceutical company that is transforming the science of combination therapy, and developing products to improve patient outcomes in cancer. Celator’s proprietary technology platform, CombiPlex®, enables the rational design and rapid evaluation of optimized combinations incorporating traditional chemotherapies as well as molecularly targeted agents to deliver enhanced anti-cancer activity. CombiPlex addresses several fundamental shortcomings of conventional combination regimens, as well as the challenges inherent in combination drug development, by identifying the most effective synergistic molar ratio of the drugs being combined in vitro, and fixing this ratio in a nano-scale drug delivery complex to maintain the optimized combination after administration and ensure its exposure to the tumor. Celator’s pipeline includes lead product, CPX-351 (a liposomal formulation of cytarabine:daunorubicin) for the treatment of acute myeloid leukemia; CPX-1 (a liposomal formulation of irinotecan:floxuridine) for the treatment of colorectal cancer; and a preclinical stage product candidate, CPX-8 (a hydrophobic docetaxel prodrug nanoparticle formulation), being studied by the National Cancer Institute’s Nanotechnology Characterization Laboratory. The Company is advancing the CombiPlex platform and broadening its application to include molecularly targeted therapies and epigenetic modulators. Areas of investigation include:

•	Combinations targeting signaling pathways associated with major cancer indications;
•	Combinations of existing chemotherapeutics with molecularly targeted agents;
•	Combinations of epigenetic modulators.

The majority of our current research and development funds will be spent on our lead product candidate, CPX-351. We may seek collaborative partners to advance our other programs.

We have spent research and development funds on clinical studies, research collaborations and intellectual property costs. The three major studies for CPX-351 are:

•	Study 204 — Randomized Phase 2 Study of CPX-351 in Newly Diagnosed AML Patients, Age 60 – 75;
•	Study 205 — Randomized Phase 2 Study of CPX-351 in AML in First Relapse Patients, Age 18 – 65; and
•	Study 301 — Randomized Phase 3 Study in Patients with High-Risk (Secondary) AML (sAML), Age 60 – 75.

Study 204 was intended to be a direct test of whether delivery of a fixed, synergistic ratio of two drugs cytarabine and daunorubicin (i.e., CPX-351 which is a 90-minute infusion on days 1, 3 and 5) provided increased clinical efficacy over conventional administration of the same agents (i.e., which is a 7-day continuous infusion of cytarabine, combined with daunorubicin on days 1, 2 and 3, commonly referred to as the 7+3 regimen). This study is complete. In the overall population, in patients treated with CPX-351 the response rate increased by 30.3% (66.7% vs. 51.2%), the 60-day mortality was decreased by 67.8% (4.7% vs. 14.6%), median event-free survival increased by 225.0% (6.5 months vs. 2.0 months) and the median overall survival increased approximately 14.0% (14.7 months vs. 12.9 months). In sAML patients, as defined in the Phase 2 protocol, (approximately 41% of the overall population), the response rate increased by 82.0% (57.5% vs. 31.6%), the 60-day mortality decreased approximately 80.7% (6.1% vs. 31.6%), the median event-free survival increased approximately 3.5-fold (4.5 months vs. 1.3 months) and the median overall survival increased by 98.4% (12.1 months vs. 6.1 months).

Study 205 was a randomized Phase 2 clinical study designed to be a direct test of whether CPX-351 provides increased clinical efficacy over salvage therapies in first relapse AML patients age 18 – 65. This study is complete. In the overall population, CPX-351 resulted in a 20.8% relative increase in response rate (49.4% vs. 40.9%) compared to the control arm of salvage therapies, a 6.9% decrease in the 60-day mortality (14.8% vs. 15.9%), a 34.9% increase in median overall survival (8.5 months vs. 6.3 months) and an approximately 31.1% increase in 1-year survival rate (35.8% vs. 27.3%). For patients in the unfavorable risk category (68% of the overall population), CPX-351 resulted in a 42.4% relative increase in response rate (39.3% vs. 27.6%) compared to the control arm of salvage therapies, a 33.2% decrease in 60-day mortality (16.1% vs. 24.1%), a 57.1% increase in median overall survival (6.6 months vs. 4.2 months) and a higher 1-year survival rate of 177.7% (28.6% vs. 10.3%).

Study 301 is a randomized controlled Phase 3 study in patients with sAML, with overall survival as the primary endpoint. This Phase 3 study has been undertaken to confirm the Study 204 clinical observations where CPX-351 provided the largest efficacy improvements in sAML patients and to provide the necessary data for product registration. Study 301 enrolled the first patient in December 2012, and closed enrollment in November 2014. On October 24, 2014, the Company achieved the target enrollment, of 300 patients, in the Phase 3 study of CPX-351. The independent Data and Safety Monitoring Board review in December 2014, reviewed the first 225 patients randomized to the study, which review recommended that the study continue as planned without any modifications. Sites in the U.S. and Canada are participating in this study.

This Phase 3 study is a multicenter, randomized, open-label study testing CPX-351 versus the current standard of care, conventional cytarabine and daunorubicin therapy (7+3) in patients with untreated high-risk (secondary) AML. The Phase 3 clinical study is being conducted in patients, 60 – 75 years of age, with untreated, high risk (e.g., secondary AML or sAML) who can tolerate intensive chemotherapy. The Company expects the following milestones related to its Phase 3 clinical study:

•	Q2 2015 — Analysis of the induction response rate (CR+CRi), a secondary endpoint of the study.
•	No statistical comparison will be made until the primary endpoint is analyzed.
•	Q1 2016 — Analysis of overall survival, the primary endpoint of the study.
•	2H 2016 — The New Drug Application (“NDA”) is anticipated to be filed.

AML accounts for 25 percent of all leukemias of adults in the Western world, with the highest incidence rates occurring in the United States, Australia and Europe. AML is generally a disease of older adults, and the median age at the time of diagnosis is about 66 years. AML has one of the lowest survival rates of all leukemias. In 2015, the American Cancer Society’s Cancer Facts & Figures estimates 20,830 new cases and 10,460 deaths in the U.S. In Europe, the incidence is reported to be approximately 18,000 new cases with a prevalence of more than 50,000.

The Company owns worldwide development and commercialization rights to CPX-351. In 2008, the Food and Drug Administration (“FDA”), granted orphan drug designation to CPX-351 for the treatment of AML. In 2012, the European Commission granted orphan drug status to CPX-351 for the treatment of AML. In January 2015, the FDA granted fast track designation to CPX-351 for the treatment of elderly patients with sAML. The Company has been granted, or notified of allowance of, a number of key patents for CPX-351, details of which are provided in the Intellectual Property section below.

All of our potential products are in research and development phases. We have not generated any revenues from the sale of any such products, and we do not expect to generate any such revenues for at least the next several years. We have earned revenue from collaborative research and development agreements and milestone revenue through an agreement with The Leukemia & Lymphoma Society® (“LLS”). All product candidates that are in clinical testing or that we advance to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. We may not be successful in our research and development efforts, and we may never generate sufficient product revenue to be profitable.

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

The Company developed its CombiPlex technology platform because the standard of care rarely takes advantage of the critical role that drug ratios may play in combination chemotherapy treatment. The ability to identify the ratio of drugs that will produce a synergistic benefit, and a technology that makes it possible to maintain and deliver that ratio in the body, could have a profound impact on combination therapy efficacy.

A distinguishing feature of the Company’s CombiPlex technology is the proprietary delivery vehicles developed to encapsulate and maintain drug combinations at the desired ratio after in vivo administration. Drug combinations used to treat cancer are often comprised of agents with very different chemical compositions and physical properties. Consequently, formulating drug combinations with such disparate features into a single pharmaceutical product that can release both drugs at the same rate in the body represents a significant technical challenge. The Company has developed two distinct nano-scale drug delivery technology platforms based on liposomes and nanoparticles that together provide great versatility in controlling the encapsulation and retention properties for therapeutic agents from a wide range of drug classes.

The Company believes our scientists are experts in the development and assessment of lipid-based drug carriers. This expertise has been critical to the development of a novel liposome delivery technology capable of co-formulating multiple therapeutic agents. Specifically, cell-based screening assays have frequently identified synergistic drug combinations of agents with markedly different chemical attributes. In the simplest terms, one drug may be highly water soluble, while the other may exhibit low solubility in water but higher lipid solubility. In order to design a delivery system for such agents it is necessary to:

•	control the ratio of the drugs in the carrier when prepared;
•	maintain the ratio of the drugs in the carrier while circulating in the blood; and
•	ensure that the drugs are released at the correct synergistic ratio when delivered to the tumor by the carrier.

The Company’s formulation scientists have been able to achieve this through manipulations of existing liposomal carriers as well as the development of proprietary drug loading methods and low-cholesterol liposome compositions, where two chemically diverse agents encapsulated within the Company’s proprietary liposomes provides controlled and simultaneous release of both drugs in the blood.

Not all anti-cancer drugs of interest to the Company will be compatible with liposome formulation approaches. While liposomes typically can be utilized with agents that exhibit some degree of water solubility, highly hydrophobic agents, such as the taxanes, are not well retained by the liposomes once in the body. This precludes maintenance of desired drug ratios for combinations containing such agents. Thus, the Company has focused research on the development of polymer and polymer-lipid hybrid nanoparticle systems for co-formulation of hydrophobic drugs including most molecularly targeted agents. This approach is less sensitive to the physicochemical properties of the original drug and allows for the co-formulation and coordinated in vivo release of multiple drugs with widely different properties from the same particle.

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

Celator is focusing its internal infrastructure efforts and expenditures initially on developing CPX-351 while exploring opportunities to partner/collaborate with pharmaceutical companies or secure additional financing to advance other product candidates. The Company plans to advance the CombiPlex platform and widen its application to include molecularly targeted therapies and epigenetic modulators. Areas of investigation include:

•	Combinations targeting signaling pathways associated with major cancer indications;
•	Combinations of existing chemotherapeutics with molecularly targeted agents;
•	Combinations of epigenetic modulators.

In addition to the development strategy described above, in order to enhance our future growth, we may seek, on an opportunistic basis, to pursue complementary or strategic acquisitions, licenses and investments to continue to drive growth.

Celator Product Candidates

CPX-351

Acute Myeloid Leukemia represents a group of clonal hematopoietic stem cell disorders in which both failure to differentiate and excessive proliferation in the stem cell compartment result in accumulation of non-functional cells termed myeloblasts. Untreated AML in all ages is rapidly fatal, with patients dying on average within a few months of diagnosis. Even with treatment, particular groups of AML patients continue to have a poor prognosis. In 2013, it was estimated that approximately 14,590 people in the U.S. would be diagnosed with AML and 10,370 AML patients were expected to die. This reflects the fact that most AML patients will ultimately succumb to their disease and fewer than 30% will be cured. Risk factors that decrease sensitivity of the leukemia to therapy or decrease patient tolerance to therapy include increasing age, poor performance status, co-morbid medical conditions, accumulated chromosomal abnormalities, and multidrug resistance. Given that the median age at diagnosis of AML is 66 years, it is not surprising that the majority of patients diagnosed with AML are at high risk and in need of improved treatment options. AML in older patients (age ≥60) is associated with increased risk of not responding to therapy and increased risk of dying from the treatment. There is broad overlap of the above risk factors with most older AML patients having one or more adverse features. The poor results of treatment in older patients with AML have led to reluctance to treat elderly patients with intensive regimens designed to induce aplasia and complete remission.

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

The 7+3 regimen, consisting of seven days of continuous infusion cytarabine combined with day 1, 2, and 3 bolus injections of an anthracycline, such as daunorubicin, has been the standard first-line treatment for AML for nearly 40 years. Better therapies are urgently needed in view of the relatively poor prognosis for most patients with AML. Efforts to improve these outcomes, including intensification of treatment via modification of dose levels and schedules and/or addition of new cytotoxic and targeted therapies to existing regimens, have had limited success.

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

Increased efficacy with CPX-351 was observed in mice bearing bone marrow-engrafted human leukemia. In the absence of treatment the bone marrow is completely overrun with human leukemia cells within 21 days of intravenous tumor inoculation. The drug cocktail of cytarabine:daunorubicin administered at its maximum tolerated dose, or MTD, caused a modest reduction of leukemia cells in the bone marrow as evidenced by bone marrow cross sections. These mice died from leukemia shortly after completion of conventional treatment terminated. In contrast, the bone marrows of mice treated with CPX-351 were completely cleared of tumor cells and survival of the mice was extended by months. Studies have also demonstrated that CPX-351 persists in the bone marrow for days and that the liposome encapsulated drugs are taken up more by leukemia cells than by normal bone marrow cells.

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

Previous Clinical Studies with CPX-351

To date, three clinical studies have been completed with CPX-351: (1) a Phase 1 dose escalation study in 48 advanced leukemia patients, (2) a randomized Phase 2 study in 126 newly diagnosed AML patients age 60 – 75, and (3) a randomized Phase 2 study in 125 AML patients in first relapse age 18 – 65. Results from the completed clinical studies that provide the rationale for the Phase 3 registration study, as well as for the CPX-351 clinical development plan, in general, are provided below.

Phase 1 Study — Study 101

A Phase 1 dose escalation study was conducted at four centers in the U.S. in patients with relapsed/refractory leukemia or high-risk myelodysplastic syndrome, or MDS. CPX-351 was administered every other day for 3 doses by 90-minute infusion. The MTD was determined to be 101 U/m2 (1 Unit = 1.0 mg cytarabine + 0.44 mg daunorubicin) with dose limiting toxicities of persistent (>56 days) neutropenia (abnormally low number of circulating neutrophils, the most important type of white blood cell) and thrombocytopenia (decrease of circulating platelets in blood), hypertensive crisis and congestive heart failure (in the setting of sepsis). Pharmacokinetic (“PK”) analysis confirmed maintenance of the 5:1 molar ratio for over 24 hours and prolonged circulation half-life. Complete response (“CR”: defined as a disappearance of leukemia from the bone marrow, with recovery of normal blood counts) was first observed at 43 U/m2, roughly one-half of the MTD. At study completion, 48 patients had been entered. Among 43 AML patients, CR was achieved in nine patients and complete response with incomplete normal blood cell recovery, CRi (“CRi”: defined as a disappearance of leukemia from the bone marrow, with incomplete blood cell recovery) was observed in one patient at 32 U/m2. The positive outcomes of this Phase 1 study supported evaluating the efficacy of CPX-351 in a Phase 2 setting.

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

The table below presents the efficacy and early mortality results from Study 204 for the overall patient population as well as for secondary AML (sAML) patients, a group that was prospectively identified for subset analysis in the protocol. Secondary AML is AML that arises from a pre-existing myelodysplastic syndrome or myeloproliferative disease, or treatment-related AML, which results after chemotherapy or radiation therapy for a previous malignancy. sAML is typically associated with a worse prognosis. In the overall population, patients treated with CPX-351 achieved relative improvements over the control arm; a 30% higher response rate (66.7% vs. 51.2%) and a 68% decrease in 60-day mortality rate (4.7% vs. 14.6%).

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

One of the primary objectives of this randomized, controlled, Phase 2 clinical study was to identify a well-defined patient population exhibiting benefits from CPX-351 treatment that would be predictive of success in a Phase 3 setting. While improvements in leukemia clearance and response were observed for CPX-351 in all AML subgroups, the benefits were largest in high risk patients and sAML patients, in particular, which constitute approximately 41% of the older study population. In sAML patients, the response rate increased by 82% (57.5% vs. 31.6%), the 60-day mortality was decreased 81% (6.1% vs. 31.6%), and the median overall survival time increased approximately 98% (12.1 months vs. 6.1 months). Overall survival, or OS, results demonstrated improvements with CPX-351 that were statistically significant (p=0.01) with an approximate 54% decrease in the risk of death (hazard ratio=0.46) after 24 months of follow-up. It is important to note that patient demographics and risk factors were well balanced between the two study arms indicating that the improvements were not likely due to imbalances between the treatment arms favoring CPX-351. Moreover, the rate of bone marrow transplants following induction treatment was similar between the two study arms, suggesting that stem cell transplants did not bias study results. No other subgroup analyses were statistically significant, which is not unexpected given the small number of patients in each subgroup. The analyses do provide hypotheses for future studies in other patient populations.

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

In terms of safety, a qualitatively similar profile of adverse events, or adverse events, was observed for both CPX-351 and the 7+3 regimen. The key difference in adverse events between CPX-351 and 7+3 was more prolonged myelosuppression (slower recovery of bone marrow activity) with longer median time to recovery from neutropenia requiring 4 additional days and median time to recover from thrombocytopenia requiring 9 additional days was observed in the CPX-351 arm. This difference can be considered the flip side of the same effect that potent activity in the bone marrow had on leukemia clearance. Associated with this greater myelosuppression were increased adverse events such as febrile neutropenia and infection. In spite of these increased adverse events, there was a decrease in the 60-day mortality rate associated with CPX-351 compared to 7+3 (4.7% vs. 14.6%), indicating that the adverse events associated with CPX-351 treatment were reversible and well managed.

Randomized Phase 2 Study of CPX-351 in AML Patients in First Relapse, Age 18 – 65 — Study 205

Results from the Phase 1 study of CPX-351 also provided the rationale for a second randomized Phase 2 study (Study 205) for patients with first relapse AML, age 18 – 65. Eight patients age 65 or younger in the Phase 1 study had first relapse AML and all eight achieved leukemia-free status by day 14 – 21 leading to a complete response in four of the patients. Study 205 (supported through partnership with LLS) was structured similarly to the newly diagnosed AML clinical study. Patients were randomized 2:1 to receive either CPX-351 (81 patients) administered at the same dose and schedule as used in Study 204 or control arm therapy consisting of investigator selected salvage treatment (44 patients). Patients were stratified by a methodology known as the European Prognostic Index, or EPI, into three strata: favorable risk, intermediate risk, and poor risk based on a scoring system that evaluated duration of first remission, cytogenetics, age, and presence or absence of prior stem cell transplant. The risk factors used to calculate the EPI were well balanced between the CPX-351 and salvage treatment arms. The distributions across risk groups were similar to historical data with approximately 12%, 20% and 68% in favorable, intermediate and poor risk groups, respectively.

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

	All Patients		All Patients	Poor-risk EPI		Poor-Risk EPI
	CPX-351 (n=81)	Salvage (n=44)	Relative Improvement Over Control	CPX-351 (n=56)	Salvage (n=29)	Relative Improvement Over Control
Response (CR+CRi) Rate (%)	49.4	40.9	20.8%	39.3	27.6	42.4%
60-Day Mortality (%)	14.8	15.9	6.9%	16.1	24.1	33.2%
Median Event-Free Survival (months)	4.0	1.4	185.7%	1.9	1.2	58.3%
1-Year Survival (%)	35.8	27.3	31.1%	28.6	10.3	177.7%
Median Overall Survival (months)	8.5	6.3	34.9%	6.6	4.2	57.1%

The results from the first relapse AML Phase 2 study, as shown in the table above closely mirrored those in newly diagnosed AML patients. CPX-351 exhibited higher response rate as well as improvements in OS and 1-year survival rate. Similar to the newly diagnosed AML study, the degree of benefit provided by CPX-351 was greater in patients with poor risk characteristics (by EPI criteria). For these patients, who constituted 68% of the patients in this study, CPX-351 outperformed control arm salvage treatment with a 42% relative increase in response rate (39.3% vs. 27.6%), a 33% decrease in 60-day mortality (16.1% vs. 24.1%), a 57% relative increase in median OS (6.6 months vs. 4.2 months) and a 172% increase in 1-year survival rate (28.0% vs. 10.3%). The overall survival curves for the poor risk first relapse AML patients revealed a statistically significant (p=0.02) improvement for CPX-351 with an approximate 45% decrease in the risk of death (hazard ratio=0.55). No other subgroup analyses were statistically significant, which is not unexpected given the small number of patients in each subgroup. The analyses do provide hypotheses for future studies in other patient populations.

The general safety profile was comparable for both study arms except for more prolonged neutropenia and thrombocytopenia following CPX-351 with median absolute neutrophil count recovery (>1000/μL) requiring additional days and median platelet recovery (>100,000/μL) requiring 10 additional days. More prolonged myelosuppression led to higher rates of severe infections (66.7% vs. 61.4%), fatal infections (12.3% vs. 6.8%) and hemorrhage events.

The encouraging results obtained with CPX-351 in the first relapse AML study not only identify an additional AML population that is likely to benefit from CPX-351 treatment, but corroborate the efficacy and safety outcomes observed with CPX-351 in newly diagnosed AML patients. The extent to which maintenance of the 5:1 molar ratio after injection, the prolonged drug circulation lifetimes or potential enhanced bone marrow exposure to drug, alone or in combination, contribute to the efficacy of CPX-351 is currently unknown. However, these features would be expected to function similarly for a wide range of AML patient populations.

To date, clinical studies using CPX-351 have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. In the prechemotherapy era, AML invariably led to death from infections or major bleeding events within weeks to months of diagnosis. Active AML leads to death by producing a general shut down of hematopoietic function with loss of functional neutrophils and marked reductions in platelets and red blood cells. Loss of neutrophil function inevitably leads to risk of severe infections and loss of platelets leads to risk of major bleeding events. In this setting, physicians have traditionally accepted the risk of high rates of adverse events, including severe or life threatening but reversible adverse events, provided there is evidence of greater benefit in the form of objective response and prolonged survival. The balancing of risk and benefit occurs at the start of every treatment course, and every investigator understands that the risk of withholding potentially toxic but useful treatment is death from progressive AML within a short period of time. The Company has found that the toxicity profile of CPX-351 is acceptable to investigators for the following reasons:

•	qualitatively, the adverse events observed are similar to the safety profile of the 7+3 regimen, considered the standard of care for initial treatment;
•	the 60-day mortality associated with CPX-351 was less than that observed with the 7+3 regimen (4.7% vs. 14.6% in newly diagnosed AML patients), indicating that the adverse events associated with CPX-351 treatment resulted in fewer deaths than standard of care treatment; and
•	the rate of response, event-free survival and overall survival were similar to control arm for lower risk patients and improved compared to control arm for higher risk patients, particularly for patients with sAML.

In summary, the adverse events profile is acceptable to investigators because unacceptable adverse events have not been encountered and because the risk of 60-day mortality is reduced. The benefits of treatment appear to outweigh the risks.

Adverse events experienced by 25% or more of patients receiving CPX-351 are as follows: rash, febrile neutropenia, nausea, diarrhea, pain, constipation, fatigue, bacteremia, pyrexia, chills, localized edema, decreased appetite, vomiting, cough, headache, dyspnea, epistaxis, stomatitis and hypokalemia.

Future Clinical Development of CPX-351: Summary and Conclusion

Celator has completed three clinical studies involving 214 CPX-351-treated and 85 control arm patients and the consistency of the findings from these studies has been notable. Cumulative data from all three completed clinical studies demonstrate response at every stage of AML from previously untreated to multiple relapsed patients with consistent evidence that patients with high risk or poor prognosis AML have the greatest relative benefit. Coherent efficacy data with substantial improvements in CR+CRi rate, event free survival, or EFS, and OS provide the rationale for undertaking a Phase 3 study with the intent of regulatory approval and product commercialization. The relationship between risk and clinical outcome provides insight into the observations that treatment with CPX-351 leads to a greater benefit in high risk AML patients. As indicated above, CPX-351 provided evidence of improved anti-leukemic activity in all AML patient populations. In low risk patients, standard treatments are also effective and an improvement is therefore more difficult to demonstrate. However, in higher risk patients, the efficacy of standard treatments falls markedly. The activity of CPX-351 also decreases, but CPX-351 retains more therapeutic activity in these patients than conventional treatments resulting in a larger relative efficacy improvement as seen in the randomized, controlled, Phase 2 studies.

The rationale for selecting newly diagnosed sAML patients ages 60 – 75 as the population for a Phase 3 registration study is based on (1) the clear unmet need in this readily identifiable and accessible AML population, (2) the clinically meaningful benefit in all efficacy and 60-day mortality parameters observed in this population and (3) the ability to directly translate the results of the Phase 2 study into the design of the Phase 3 registration study. Consequently, the Phase 3 study is believed to have acceptable clinical and regulatory risk because the patient population is tightly defined using internationally accepted definitions and the primary endpoint is overall survival using log rank testing as recommended by the FDA. The Company has met with regulatory authorities to review and discuss the development of CPX-351. This includes seven meetings with the FDA on topics regarding (i) chemistry, manufacturing and controls, (ii) clinical pharmacology and (iii) clinical development. Based on the feedback the Company received from the FDA from these meetings, the Company believes it has sufficient input from the FDA and a special protocol assessment was not pursued. If approved, Celator believes that CPX-351 may ultimately replace 7+3 on the basis of improved efficacy and safety.

Design of the Randomized Phase 3 Study in Patients with sAML — Study 301

The design of the Phase 3 study is based upon the Phase 2 study in newly diagnosed AML patients with a small number of important modifications. Key elements that are direct extensions of the Phase 2 newly diagnosed AML study are the use of the 7+3 regimen (cytarabine and daunorubicin) as the control arm with doses of 100 mg/m2 cytarabine and 60 mg/m2 daunorubicin, the same dose of CPX-351 (100 U/m2 days 1, 3 and 5) and the same number of courses (up to 2 inductions and 2 consolidations). The randomization has been changed from 2:1 to 1:1 and crossovers have been eliminated, avoiding interference with interpretation of survival data. The primary endpoint is overall survival. Patients age 60 – 75 with newly diagnosed previously untreated sAML defined according to published World Health Organization, or WHO, criteria are eligible. The study is designed to randomize and treat 300 patients, which provides greater than 90% power to detect an approximate 36.5% decrease in the risk of death (hazard ratio=0.635) with statistical significance (p ≤ 0.05).

The Phase 3 study is designed to address issues that have caused previous drugs to fail in registration attempts for AML. The design utilizes 1:1 randomization and allocates patients to receive either CPX-351 or the 7+3 regimen, which is the standard of care control arm. The control arm and the dose of daunorubicin within the control arm (60 mg/m2) were discussed with and accepted by the FDA, as was the use of overall survival with log rank statistical testing. Patient eligibility was also discussed and both the FDA and the European Medicines Agency, or EMA, accepted the protocol’s use of WHO criteria for confirmation of sAML (with certain exceptions). Finally, potential confounding factors have been anticipated by a patient stratification scheme that will balance age and AML subtype between the two study arms. These design features provide rigor for potential acceptance of study results by both the FDA and the EMA.

The Company discussed the Phase 3 clinical trial design with regulatory authorities and clinical investigators and modified the patient eligibility from the definition of secondary AML used in the Phase 2 study. The definition used in the prospectively defined analysis of secondary AML patients in the Phase 2 study resulted in 52 patients (n=52) meeting the criteria. In the Phase 3 design, patients with certain myeloproliferative neoplasms (MPN), defined as a history of essential thrombocytosis, or polycythemia vera, or idiopathic myelofibrosis, or combined myelodysplastic syndrome (MDS)/MPN were excluded. Ten patients in the Phase 2 study had one of these conditions and were considered secondary AML per the Phase 2 protocol.

In addition, the Phase 3 study includes de novo AML with karyotypic abnormalities characteristic of MDS per the World Health Organization (WHO). Sixteen patients in the Phase 2 study met this criteria but were considered de novo AML per the Phase 2 protocol.

The Company assessed the impact the above-mentioned inclusion and exclusion changes had on the clinical data. The number of patients from the Phase 2 study that match the Phase 3 eligibility criteria is 58 (n=58). The clinical data for these patients is listed below:

	CPX-351 (n=39)(1)	7+3 (n=19)(2)
Response (CR+CRi) Rate (%)	73.7	42.1
Duration of Remission (Months)	6.2	4.3
60 Day Mortality (%)	2.6	26.3
Median Event-Free Survival (months)	8.9	1.4
1-Year Survival (%)	51.3	24.3	(2)
Median Overall Survival (months)	12.1	6.3	(2)

(1)	Patient 12-004, originally identified as a de novo patient, was diagnosed with Philadelphia chromosome and was not assessed for response.
(2)	Includes patients who clinical investigators deemed non-responders with 7+3 and crossed over to receive CPX-351 The overall survival benefit of CPX-351 in the population of Phase 2 patients that match the Phase 3 criteria was statistically significant. The overall survival Hazard Ratio was 0.40, with a log rank p value of 0.004.

The clinical risks of not replicating the results observed in Phase 2 can never be eliminated but have been reduced. The study is based upon randomized Phase 2 data that demonstrated coherent improvements in efficacy. Moreover, the experience gained from conducting the randomized Phase 2 study has taught the Company’s clinical group invaluable lessons in how to conduct, monitor and collect data from a randomized study in this patient population. The Phase 3 study is being performed in the U.S. and Canada. A total of 43 centers were initiated for the Phase 3 study and the performance of the study at Canadian centers is not expected to impact FDA review or reduce the likelihood of regulatory approval because there is no meaningful difference in the practice of medicine in leukemia patients in the U.S. and Canada. Finally, the Phase 3 study is powered to reach statistical significance even with a level of efficacy (OS) that is approximately one-half of that observed in Phase 2.

Anticipated Timing and Milestones for the CPX-351 Phase 3 Clinical Study

The first patient was enrolled in December 2012 and the last patient was enrolled in November 2014, approximately six weeks ahead of schedule. The primary endpoint analysis of OS is estimated to occur in the first quarter of 2016. The protocol also has analyses of secondary endpoints built into the design. Assessment of induction response rate (CR+CRi) will occur after all patients have been randomized and completed all study treatments. No statistical comparison will be made until the primary endpoint is analyzed. The pre-determined secondary endpoint analysis of induction response rate is estimated to occur in the second quarter of 2015. In the CPX-351 Phase 2 studies, response rate correlated with survival outcome, and consequently the Company expects that a positive response rate outcome would reflect favorably on the likelihood of a positive OS endpoint in the Phase 3 study.

The Company has received funding under its agreement with LLS and has received proceeds from the private and public sales of securities which have enabled the Company to commence the Phase 3 study described above. The Company expects to finance its cash needs from time to time through a combination of equity offerings, debt financings, the sale of net operating loss carry forwards through the New Jersey Economic Development Authority, or NJEDA, Technology Business Tax Certificate Transfer Program, collaborations and strategic alliances.

The ability to meet the projected remaining study timelines and milestones will primarily depend on patient survival in the Phase 3 study and other factors that are delineated in the description of risks associated with the development of CPX-351. See “Risk Factors.”

Path to CPX-351 Registration and Expanded Patient Use

The results of the two randomized, controlled, Phase 2 studies demonstrate the potential clinical benefit of CPX-351 for AML patients. The consistency of the clinical data across both studies showed higher rates of leukemia clearance, higher response rates, reduced early mortality, and improvements in EFS and OS. Data from higher risk/poorer prognosis patient populations demonstrated statistically significant OS improvements in CPX-351 treated patients compared with control arm treatment in sAML patients (from the newly diagnosed AML study) and unfavorable/poor risk patients (per EPI criteria in the first relapse AML study). Based on these results, the initial registration strategy is to conduct a Phase 3 study in patients with untreated sAML. The proposed development of CPX-351 was presented and discussed with both FDA and EMA. In parallel with the Phase 3 study, additional clinical pharmacology characterization and Chemistry, Manufacturing, Control, or CMC, activities required for final NDA submission will be initiated such that their completion will be coordinated with the completion of the Phase 3 study.

Additional Opportunities for CPX-351

Celator’s primary focus in the near-term will be on the completion of the Phase 3 study to register CPX-351 for the treatment of patients with sAML. However, Celator’s clinical studies to date provide evidence that a clinically meaningful benefit may be achieved in other patient populations beyond sAML. Consequently, Celator will consider studying CPX-351 in other patient populations through investigator-initiated studies and/or oncology cooperative groups. Additional investigator-initiated studies are underway and supported by the Company including:

•	reduced intensity conditioning for hematopoietic stem cell transplantation (HSCT) utilizing donor bone marrow;
•	reduced intensity conditioning for HSCT utilizing cord blood;
•	AML patients with high-risk of early mortality, based on comorbidities, AML risk factors, and age (determined by the treating physician to be unsuitable or “unfit” for intensive chemotherapy);
•	AML and myelodysplastic syndrome patients who have relapsed after treatment with a hypomethylating agents;
•	newly diagnosed high risk AML patients age 18 – 60 and;
•	relapsed or refractory leukemia in children and young adults.

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

Commercial Opportunity for CPX-351

While the Company can provide no assurance, the Company believes that the results from the ongoing randomized, controlled, Phase 3 clinical study with CPX-351 have the potential to provide proof of efficacy and safety for use in patients aged 60 – 75 years with high risk, or secondary, acute myeloid leukemia. This Phase 3 trial, which will be the basis for seeking regulatory approval, is a controlled, randomized study comparing CPX-351 to the current standard of care, commonly referred to as the 7+3 regimen. This regimen has been the standard of care for nearly 40 years, and is comprised of two cytotoxic agents, cytarabine and daunorubicin. The 7+3 regimen is a 7-day continuous infusion of cytarabine, along with a bolus infusion of daunorubicin given on days 1, 2 and 3. CPX-351 combines the same two active ingredients, but at an established synergistic 5:1 molar ratio of cytarabine to daunorubicin, which are co-encapsulated in a proprietary, nano-scale liposome. This co-encapsulated, liposomal formulation allows for the preservation and maintenance of the synergistic 5:1 molar ratio. CPX-351 offers a more convenient dosing schedule compared to the standard of care, and is administered as a 90-minute infusion on days 1, 3, and 5. Data from the pivotal study, along with data from the completed Phase 2 studies and the ongoing and proposed clinical studies (investigator-initiated or possibly cooperative group studies) are critical to the Company’s strategy of establishing CPX-351 as a potential foundation of care in patients with AML and other hematologic malignancies. Positive data also serve as proof of concept for the Company’s CombiPlex® technology platform.

In recent years, a number of companies have attempted to gain regulatory approval for a variety of investigational agents as a treatment for AML patients. Unfortunately, they have either failed in clinical studies or received negative outcomes from the regulatory agencies, such as the FDA. Several products are currently in late-stage development, but none of the studies are being conducted in the patient population being studied in the on-going CPX-351 Phase 3 study. The Company selected sAML as the initial registration strategy because the Company believes this represents the fastest path to market, and a has a higher probability for success due to the demonstration of a statistically significant survival advantage in a randomized, controlled, Phase 2 study. This Phase 2 study also demonstrated a significant improvement in 60-day mortality for CPX-351 versus the standard of care in sAML patients. Additional parallel development of CPX-351 is warranted based on the current clinical data, and may provide proof of potential benefit in other AML populations and additional hematologic malignancies.

The Company estimates that CPX-351 could be available to patients as early as 2017, assuming the initial registration strategy is approved by the FDA. Following the completion of the Phase 3 study, it is expected that pharmaceutical companies focused in oncology with interests in hematologic malignancies may be interested in gaining access to CPX-351 and the enabling technology. This may result in licensing, merger or acquisition offers to the Company. The Company plans to commercialize CPX-351 in the U.S. subject to FDA approval and will seek industry partners in other major markets. A notable feature of the AML opportunity is that AML is an orphan disease with a very specialized and concentrated target audience that can be served with a modest, focused, commercial organization. This commercial model exists for other approved treatments for hematologic malignancies. Consequently, the Company will carefully weigh any such future commercialization offers against the time, costs and likelihood of success if the Company were to put a commercial infrastructure in place to support CPX-351 and future product candidates.

Competition

The Company operates in a highly competitive segment of the biopharmaceutical market. The Company faces competition from numerous sources including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Many of the Company’s competitors may have significantly greater financial, product development, manufacturing and marketing resources. Additionally, many universities and private and public research institutes are active in cancer research, and some may be in direct competition with the Company. Celator may also compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The unmet medical need in cancer is such that anticancer drugs are, by far, the leading class of drugs in development. Of the nearly 3,400 drugs in development in the U.S., approximately 1,000 were in the anticancer category. Although many of these compounds are targeted agents, such as biologics that target cell surface proteins; signal transduction, cell cycle control, apoptosis metabolic pathways, and DNA replication, chemotherapeutics are likely to remain a cornerstone of cancer treatment, used in combination with targeted agents, in the foreseeable future.

Furthermore, the unprecedented activity in the identification and pharmaceutical development of novel single agents provides an opportunity for the Company to access drugs that have undergone significant preclinical and clinical development, but are no longer being pursued because of insufficient activity to warrant development as a single agent, or require the Company’s CombiPlex technology to capture their full therapeutic potential.

Most large pharmaceutical companies are applying significant research and development resources to the identification of effective drug combination treatments for cancer therapy. To date, the focus of such investigations has been on evaluating combinations of novel targeted therapeutics, either with existing anticancer chemotherapeutics or with other targeted agents, in vitro, and subsequently testing selected combinations using each agent as a separate pharmaceutical in their conventional dosing format for in vivo testing. It is possible that such approaches will identify certain combinations that work effectively using this format. The Company has demonstrated in pre-clinical and clinical study settings that the ratios of two agents used in combination may further optimize the risk:benefit ratio.

The cancer indication for which the Company intends to develop its lead product, CPX-351, has a number of established therapies that may be considered competitive. A key consideration in the treatment of AML patients is the patient’s suitability for intensive therapy. The standard of care for the treatment of newly diagnosed AML patients who can tolerate intensive therapy is cytarabine in combination with an anthracycline (i.e., daunorubicin). For some patients, primarily those less than 60 years of age, a stem cell transplant could also be considered. The regimen of cytarabine plus an anthracycline has been the standard of care for nearly 40 years. A patient deemed unsuitable for intensive therapy may be offered the option for a low-intensity therapy, such as low-dose cytarabine, azacitidine or decitabine or possibly intermediate intensity therapy such as clofarabine. It should be noted that in the U.S., azacitidine, decitabine and clofarabine are not approved by the FDA for the treatment of AML patients. The initial focus for CPX-351 development is in patients who are deemed suitable to receive intensive therapy. There are several major pharmaceutical companies and biotechnology companies who are aggressively pursuing new cancer development programs for the treatment of AML, ALL, lymphomas and other hematological malignancies, including both therapies with established, as well as novel, emerging mechanisms of action.

To the Company’s knowledge, there are no new products in late stage clinical development that would compete with CPX-351 for the intended Phase 3 study population. Consequently, the current competition in this indication remains the 7+3 regimen, which has been in place for nearly 40 years. The 7+3 regimen, as noted earlier, is comprised of two agents that are available as generic therapies. Therefore, third-party payors and providers may encourage the use of generic products if CPX-351 does not adequately demonstrate a significant clinical improvement over 7+3. Whether CPX-351 is complementary or directly competitive with new agents in development for the treatment of other AML populations will depend on the safety/efficacy and mechanism of action of these new agents. See also “Risk Factors — If the Company’s competitors develop and market products that are more effective, safer or less expensive than CPX-351, the Company’s commercial opportunities may be negatively impacted.

Additional Product Opportunities

In addition to CPX-351, the Company has other product candidates, which include CPX-1 and CPX-8.

•	CPX-1 is a liposomal formulation of irinotecan:floxuridine, which is a clinical stage product candidate;
•	CPX-8 is a hydrophobic docetaxel prodrug nanoparticle which is a preclinical stage product candidate.

Additional capital, would be required should the Company elect to advance any of these candidates. The Company is exploring development both internally as well as through external partnering.

CPX-1

The combination of irinotecan plus a fluorinated pyrimidine, typically 5-FU, is a standard chemotherapy combination for the treatment of metastatic colorectal cancer, or CRC. In the FOLFIRI (folinic acid (leucovorin), 5-FU and irinotecan) regimen used today, irinotecan is administered bi-weekly as a 90-minute infusion of 180 mg/m2 on day 1 and 5-FU is administered starting with a bolus loading dose of 400 mg/m2 followed by a continuous infusion of 2.4 – 3 gm/m2 over 96 hours starting on day 1. Consequently, irinotecan:fluoropyrimidine ratios are continuously changing during the course of therapy, with the possibility of tumor cells being exposed to antagonistic drug ratios should this combination exhibit drug ratio-dependent synergy. It should be noted that floxuridine rather than 5-FU was selected for evaluation of drug ratio dependent synergy because floxuridine displayed enhanced retention in liposomes as well as the fact that previous studies have demonstrated the clinical equivalency of floxuridine with 5-FU in comparative clinical studies.

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

The MTD of CPX-1 was identified as 210 U/m2 (1 Unit = 1.0 mg irinotecan + 0.36 mg floxuridine) and once established, seven patients with CRC were enrolled at this dose (extension cohort) to obtain additional safety and efficacy data. Severe adverse events that were dose related included grade 3 or 4 diarrhea (24.2%) and neutropenia (12.1%). The target 1:1 molar ratio of irinotecan to floxuridine was maintained in the blood of all patients for 8 – 12 hours and in many cases up to 24 hours.

Complete response (“CR”: defined as disappearance of all clinical and radiological evidence of tumor), partial response (“PR”: defined as at least a 30% decrease in the sum of the longest diameter of target lesions by clinical and radiological evidence taking as reference the baseline sum of the longest diameters.), stable disease (“SD”: defined as a steady state of disease, i.e., neither sufficient shrinkage by clinical and radiological evidence to qualify for PR or sufficient increase to qualify for PD), and progressive disease (“PD”: defined as at least a 20% increase in the sum of the longest diameters of measured lesions by clinical and radiological evidence taking as references the smallest sum of longest diameters recorded since the treatment started; the appearance of new lesions will also constitute progressive disease) were evaluable in 30 of 33 patients. Three patients achieved a PR, 21 patients achieved SD and six patients had PD. Disease control (CR, PR or SD) was observed in 11 of 15 (73.3%) patients with CRC. Among the 18 subjects with other tumor types, one PR in non-small cell lung cancer, or NSCLC, and 11 SD were observed. Progression-free survival lasting greater than six months was observed in six patients with colorectal cancer and one patient each with pancreatic, ovarian and NSCLC. Colorectal cancer patients exhibited a favorable median progression free survival, or PFS, of 5.4 months. PFS is the length of time after initiation of treatment, during which the disease being treated (usually cancer), does not get worse.

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

Future Clinical Development of CPX-1

While recent clinical trials sponsored by the Company have focused on CPX-351, Celator has identified clinical development paths and a strategy that provides multiple avenues for potential clinical success and eventual registration of CPX-1. This strategy is based on the assumption that CPX-1, either by itself or in combination with other agents, will need to provide a meaningful and statistically significant improvement in a time-to-event endpoint (i.e., progression free survival) over current standard of care in order to be approved by the FDA. The clinical results obtained to date with CPX-1 suggest that it is more efficacious than conventional FOLFIRI in treating metastatic CRC, both in terms of response/disease control rate as well as duration of disease control. Consequently, if clinical studies confirm a benefit for CPX-1 over FOLFIRI, CPX-1 could substitute for FOLFIRI, initially in second line treatment of FOLFOX failures. The Company has no active studies underway with CPX-1.

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

Preclinical-Stage Pipeline

In addition to Celator’s two clinical-stage products, CPX-351 and CPX-1, research undertaken by the Company has identified a preclinical-stage product that has exhibited promising anticancer activity in animal models. CPX-8, a hydrophobic docetaxel prodrug nanoparticle, in this case a single drug formulation that utilizes the Company’s proprietary prodrug nanoparticle technology has demonstrated marked increases in tumor regression and tumor growth inhibition compared to the conventional formulation of this drug, Taxotere®. In addition, we have initiated research into applying the CombiPlex technology platform for novel combinations utilizing molecularly targeted therapeutic agents with the aim of identifying product candidates for internal development and generating interest in partnering/collaboration opportunities from other pharmaceutical companies.

CPX-8

The taxanes (e.g., Taxol® (paclitaxel) and Taxotere® (docetaxel) comprise a class of water-insoluble (hydrophobic) anticancer drugs that are used extensively to treat a range of cancers, including breast, ovarian and non-small cell lung. Whereas liposomes are well suited as nano-scale delivery systems for water soluble drugs such as those contained in CPX-351 and CPX-1, they typically are unable to retain hydrophobic agents such as the taxanes after administration in the body. The Company has developed nanoparticle formulations of both paclitaxel and docetaxel based on Celator’s proprietary hydrophobic prodrug technology platform (see below for full description) that are significantly more efficacious than the conventional commercially used formulations in preclinical tumor models.

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

Applying the CombiPlex Platform Technology to Combinations Utilizing Molecularly Targeted Agents

Through CPX-351 and Celator’s other pipeline candidates, the Company has studied how CombiPlex can be beneficial in combining chemotherapeutic regimens. However, the Company sees significant potential in using the technology platform in combining other types of drug therapies as well. At our Analyst Day in July 2014, we announced Celator’s plan to broaden CombiPlex using molecularly targeted therapies and epigenetic modulators. Our current plan is to advance the technology into three distinct areas of investigation. These combinations were chosen based on existing scientific evidence that the agents benefit from simultaneous exposure to optimize synergy, are considered important targets based on their prevalence in human cancer and for which the technical feasibility for applying the CombiPlex technology appeared promising.

The first type of combination we are studying is a combination of existing chemotherapy such as docetaxel or other taxanes, with a molecularly targeted agent against modulators that controls cell survival and apoptosis, such as a heat shock protein. This combination has been well-studied, but a number of clinical studies to date have not been successful. Consequently, we believe we have the potential to make a significant impact by creating a co-formulation offering simultaneous exposure of a taxane and heat shock protein inhibitor at optimized concentrations while minimizing toxicities. It should be noted that this combination utilizes our CPX-8 docetaxel prodrug nanoparticle as a foundation upon which a CombiPlex formulation can be generated by co-formulating it with a second agent, in this case an HSP90 inhibitor.

The second type of combination targets signaling pathways associated with major cancer indications. This includes inhibitors of the PI3K/AKT/mTOR pathway in combination with inhibitors of the Ras/Raf/MEK/ERK pathway. We believe these combinations are important to investigate because these two pathways impact the outcomes of a wide range of tumor types and previous attempts to combine these types of inhibitors have exhibited some toxicity issues that may be resolved with CombiPlex.

Finally, we expect to examine combinations of epigenetic modulators, such as histone deacetylase inhibitors, in combination with hypomethylating agents. There is a strong scientific rational for this combination and, again, one where we believe the CombiPlex approach could significantly impact and optimize efficacy outcomes.

Investigating combinations of these agents may lead to a promising internal candidate for development within Celator or lead to potential research and development collaborations with other pharmaceutical companies, if we are able to maximize the efficacy of drug combinations utilizing inhibitors of pathways that have broad interest within the pharmaceutical industry. Any such development program may require license(s) to products, or technology, the Company does not own. We project to have data packages demonstrating the formulation feasibility, pharmacokinetics, tolerability and efficacy of the above combinations before the end of the third quarter of 2015.

Pharmaceutical Development Overview

Celator’s drug product candidates are considered nano-scale drug delivery vehicles. This means that the active agents are incorporated into a delivery vehicle forming particles in the 10 – 200 nm size range that are suitable for intravenous administration. The complex features of these drug products require additional considerations for both manufacturing and testing beyond those needed for traditional small molecules in solution.

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

Taking this approach, the Company has established a series of patents/patent applications that include 113 issued patents and 25 pending applications covering multiple drug candidates and the technology platform. The expiration dates for patents that cover CPX-351 and CPX-1 are shown below:

CPX-351 Patent Coverage
	US	EU	Japan
CombiPlex®	2027	2022	2022
Composition & Methods	2027	2025	2025
Clinical Use	2029	Pending (exp. 2028)	2028
Copper Loading	2024	2022	2022
Low Cholesterol PG Liposomes	2026	2022	2022
Lyophilized Liposomes	Pending (exp. 2032)	Pending (exp. 2032)	Pending (exp. 2032)

CPX-1 Patent Coverage
	US	EU	Japan
CombiPlex®	2027	2022	2022
Copper Loading	2024	2022	2022
Low Cholesterol PG Liposomes	2026	2022	2022
Clinical Use	2029	Not applicable	2026
Lyophilized Liposomes	Pending (exp. 2032)	Pending (exp. 2032)	Pending (exp. 2032)

Trademarks

Celator and/or any of its subsidiaries own 12 registered trademarks and pending trademarks. The Company’s material trademarks are as follows: CELATOR®; CELATOR PHARMACEUTICALS®; and COMBIPLEX®, which relate to development of the Company’s CPX-351 and CPX-1 products.

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

There is no specified regulatory timeframe in which Phase 1, Phase 2, and Phase 3 studies must be completed. The FDA, the sponsor, or its data and safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the pharmaceutical product has been associated with unexpected serious harm to patients.

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

In January 2015, the FDA granted fast track designation to CPX-351 for the treatment of elderly patients with sAML. We do not know whether CPX-351 or our future drug candidates, if any, will receive a priority review designation or, if a priority designation is received, whether that review or approval will be faster than conventional FDA procedures. We also cannot predict whether CPX-351 or our future drug candidates, if any, will obtain accelerated approval or priority review, or the ultimate impact, if any, of the fast track or the accelerated approval process on the timing or likelihood of FDA approval of CPX-351 or our future drug candidates, if any.

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

The Patient Protection and Affordable Care Act (the “Healthcare Reform Act”) requires most pharmaceutical manufacturers to publicly report most payments or other transfers of value to physicians. These relationships may come under increased scrutiny as a result of these provisions and publication of payments. The Healthcare Reform Act also includes civil penalties if a manufacturer fails to comply with the reporting requirements.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical product candidates for which the Company obtains regulatory approval. In the U.S. and markets in other countries, sales of any products for which the Company receives regulatory approval for commercial sale will depend in part upon the availability of adequate reimbursement from third-party payors. Third-party payors include both government and private entities. The government payors include Medicare and Medicaid, which are federal and state programs, respectively, as well as the Veterans Affairs, Department of Defense and Public Health Services. The private payors include private health insurers and other organizations, such as hospitals, including those that are designated as 340B covered entities (entities designated by federal programs to receive drugs at discounted prices due to their disproportionate share of indigent patients). With any of the aforementioned entities, the process of determining whether a payor or provider organization will provide coverage for a pharmaceutical product may be separate from the process for setting the price or for setting the reimbursement rate that the payor will pay for the pharmaceutical product. Third-party payors may limit coverage to specific pharmaceutical products on an approved list, or formulary, which might not include all of the FDA, approved pharmaceutical products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. The Company’s pharmaceutical product candidates may not be considered medically necessary or cost-effective by payors and provider institutions through existing or planned clinical studies. Therefore, the Company may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of its products, in addition to the costs required to obtain the FDA approvals. In the U.S. there is a growing emphasis on comparative effectiveness research, both by private payors and by government agencies. To the extent other drugs or therapies are found to be more effective than the Company’s products, payors may elect to cover such therapies in lieu of the Company’s products and/or reimburse the Company’s products at a lower rate, or implement utilization management tactics to control use of a product. A payor’s decision to provide coverage for a pharmaceutical product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable the Company to maintain price levels sufficient to realize an appropriate return on the Company’s investment in product development.

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

Different pricing and reimbursement schemes exist in other countries. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical studies that compare the cost-effectiveness of a particular pharmaceutical product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control the Company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Corporate Information

The Company’s principal executive offices are located at 200 PrincetonSouth Corporate Center, Suite 180, Ewing, New Jersey, 08628. Celator's telephone number is (609) 243-0123. The Company is headquartered in Ewing, New Jersey, and its principal operations are located in Ewing, New Jersey and Vancouver, British Columbia, Canada.

The Company uses the name “Celator” and its logo as its trademarks. This Form 10-K annual report may contain the trademarks and trade names of other entities and those trademarks and trade names are the property of their respective owners.

Employees

As of December 31, 2014, Celator had 25 full-time employees, of whom nine hold Ph.D.’s or M.D.’s in their respective areas of expertise.

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

RISKS RELATED TO THE COMPANY’S BUSINESS AND INDUSTRY

The Company believes it has sufficient funds to conduct its current plan of operations into the second half of 2016. The Company will need to raise additional funding to complete the potential registration and commercialization of CPX-351.

The Company believes that, with $32.4 million in cash and cash equivalents as of December 31, 2014, and cash available to the Company through the Hercules Technology Growth Capital, Inc. (“Hercules”) term loan, it currently has the resources to meet estimated working capital requirements and fund operations into the second half of 2016. However, the Company will need to raise additional capital to:

•	complete the potential registration and commercialization of CPX-351;
•	fund additional clinical studies of CPX-351 and seek regulatory approvals;
•	expand its development activities;
•	implement additional internal systems and infrastructure; and
•	build or access commercialization and additional manufacturing capabilities and supplies.

The Company’s future funding requirements and sources will depend on many factors, including but not limited to:

•	the rate of progress and cost of its clinical studies, including in particular the Phase 3 study of CPX-351;
•	the need for additional or expanded clinical studies;
•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which the Company may enter;
•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;
•	the extent of the Company’s other development activities;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the effect of competing technological and market developments.

In the event the Company does not successfully raise funds in subsequent financing(s), its product development activities will necessarily be curtailed commensurate with the magnitude of the shortfall or may cease altogether. If the Company’s product development activities are slowed or stopped, the Company will be unable to meet the timelines and projections set forth in the Form 10-K annual report or its other filings with the SEC. Failure to progress its product candidates as anticipated will have a negative effect on the Company’s business, future prospects and ability to obtain further financing on acceptable terms (if at all), and the value of the enterprise.

The Company has incurred losses since its inception and anticipates that the Company will continue to incur losses for the foreseeable future. The Company may never achieve or sustain profitability.

The Company is not profitable and has incurred losses in each year since its inception in 1999. The Company’s net losses for the years ended December 31, 2014 and 2013 were $16.9 million and $20.8 million, respectively. As of December 31, 2014, the Company had an accumulated deficit of $149.4 million. Although the Company believes that it will have sufficient funds to meet estimated working capital requirements into the second half of 2016, there is substantial doubt about the Company’s ability to continue as a going concern beyond that time without additional financing.

To date, the Company has derived substantially all of its revenue from an agreement with The Leukemia & Lymphoma Society® (“LLS”) and participation in the federal government’s Qualifying Therapeutic Discovery Project and the New Jersey Economic Development Authority, or NJEDA’s Technology Business Tax Certificate Transfer Program. The Company cannot assure that it will enter into any new collaboration agreement(s) that will result in research revenue for the Company.

The Company does not currently have any products that have been approved for marketing, and it continues to incur substantial development and general and administrative expenses related to its operations. Therefore, for the foreseeable future, the Company will have to fund all of its operations and capital expenditures from cash on hand and amounts raised in offerings. The Company may not be able to raise capital when needed. The Company expects to continue to incur losses for the foreseeable future, and the Company expects these losses to increase significantly as the Phase 3 study of CPX-351 concludes, as the Company seeks regulatory approvals for CPX-351, assuming favorable results from the Phase 3 study, and as the Company commercializes CPX-351, if approved. The Company’s losses, among other things, have caused and will continue to cause its stockholders’ equity and working capital to decrease.

The Company does not anticipate that it will generate revenue from the sale of products until 2017, assuming the initial registration strategy of CPX-351 is approved by the FDA. The Company’s ability to become profitable depends upon its ability to generate significant continuing revenues.

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

The research, testing, manufacturing, labeling, storage, record-keeping, import, export, marketing, selling and distribution of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. In order to develop and potentially submit an NDA to the FDA, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate.

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

Regulatory approval of an NDA or an NDA supplement or a foreign equivalent is not guaranteed, and the approval process is expensive, uncertain and may take years. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. As in the U.S., the regulatory approval process in Europe and in other countries is a lengthy and challenging process. The FDA and other regulatory bodies can delay, limit or deny approval of a product candidate for many reasons, including:

•	the Company may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe and effective for any indication;
•	regulatory authorities may not find the data from preclinical studies and clinical studies sufficient or may differ in the interpretation of the data;
•	the FDA or other regulatory authorities might not approve the Company’s or the Company’s third-party manufacturers’ processes or facilities for clinical or commercial product;
•	the FDA or other regulatory authorities may change its approval policies or adopt new regulations;
•	the FDA or comparable other regulatory authorities may disagree with the design or implementation of the Company’s clinical studies;
•	the FDA or other regulatory authorities may not accept clinical data from studies that are conducted in countries where the standard of care is potentially different;
•	the results of clinical studies may not meet the level of statistical significance required by the FDA or comparable other regulatory authorities for approval;
•	the Company may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; and
•	the data collection from clinical studies of the Company’s product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere.

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

CPX-351 is manufactured on behalf of the Company by a third party contract manufacturer. No assurance can be given that the Company’s manufacturers can continue to make clinical and commercial supplies of CPX-351, or future product candidates, at an appropriate scale and cost to make it commercially feasible. The Company’s contract manufacturer has successfully manufactured batches that are currently being used in the Phase 3 clinical study but has also experienced batch failures due to mechanical and component issues. No assurance can be given that the process and product will not experience future batch failures or other delays or setbacks. Any such failure, delay or setback could adversely affect the development and commercialization of CPX-351 by delaying its potential future product launch and could increase the Company’s manufacturing costs substantially.

The facilities used by contract manufacturers to manufacture the Company’s product candidates must be approved by the FDA pursuant to inspections that will be conducted only after the Company submits an NDA to the FDA, if at all. The Company does not control the manufacturing process of its product candidates and is completely dependent on its contract manufacturing partners for compliance with the FDA’s requirements for manufacture of finished pharmaceutical products. If the Company’s contract manufacturers cannot successfully manufacture material that conforms to its specifications and the FDA’s strict regulatory requirements of safety, purity and potency, the Company will not be able to secure and/or maintain FDA approval for its product candidates. In addition, the Company has no control over the ability of its contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the Company’s contract manufacturers cannot meet FDA or other regulatory authority standards, the Company may need to find alternative manufacturing facilities, which would significantly impact its ability to develop, obtain regulatory approval for or market its product candidates.

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

In most cases, the Company’s manufacturing partner is a single-source supplier. It is expected that the Company’s manufacturing partner will be a sole source supplier from a single site location for the foreseeable future. Given this, any disruption of supply from this partner could have a material, long-term impact on the Company’s ability to supply products for clinical studies or commercial sale. Additionally, while there are other contract manufacturers that may be able to produce CPX-351, the proprietary technology that supports the manufacture of CPX-351 is not easily transferrable. If the Company’s supplier does not deliver sufficient quantities of CPX-351 on a timely basis, or at all, and in accordance with applicable specifications, there could be a significant interruption of the Company’s supply of CPX-351, which would adversely affect commercialization of the product.

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

The Company will encounter delays if it is unable to enroll enough patients to complete clinical studies of CPX-351. Patient enrollment depends upon many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the number and nature of competing treatments and ongoing clinical studies of competing drugs for the same indication and the eligibility criteria for the study. Patients participating in the Company’s studies may elect to leave the studies and switch to alternative treatments that are available to the patients, either commercially or on an expanded access basis, or in other clinical studies. Competing treatments may include nucleoside analogs, anthracyclines, topoisomerase II inhibitors and hypomethylating agents.

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

To date, clinical studies using CPX-351 have demonstrated a toxicity profile that was deemed acceptable by the investigators performing such studies. In the pre-chemotherapy era, AML invariably led to death from infections or major bleeding events within weeks to months of diagnosis. Active AML leads to death by producing a general shut down of hematopoietic function with loss of functional neutrophils and marked reductions in platelets and red blood cells. Loss of neutrophil function inevitably leads to risk of severe infections and loss of platelets leads to risk of major bleeding events. In this setting, physicians have traditionally accepted the risk of high rates of adverse events, including severe or life threatening but reversible Adverse events, provided there is evidence of greater benefit in the form of objective response and prolonged survival. The balancing of risk and benefit occurs at the start of every treatment course, and every investigator understands that the risk of withholding potentially toxic but useful treatment is death from progressive AML within a short period of time. The Company has found that the toxicity profile of CPX-351 is acceptable to investigators for the following reasons:

•	qualitatively, the adverse events observed are similar to the safety profile of the 7+3 regimen, considered the standard of care or initial treatment;
•	the 60-day mortality associated with CPX-351 was less than that observed with the 7+3 regimen (4.7% vs. 14.6% in newly diagnosed AML patients), indicating that the adverse events associated with CPX-351 treatment resulted in fewer deaths than standard of care treatment; and
•	the rate of response, event-free survival, and overall survival were similar to control arm for lower risk patients and compared to control arm for higher risk patients, particularly for patients with secondary AML.

In summary, the adverse event profile is acceptable to investigators because unacceptable adverse events have not been encountered and because the risk of 60-day mortality is reduced. The benefits of treatment appear to outweigh the risks.

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

Delays in the commencement of clinical studies and delays in the receipt of data from preclinical or clinical studies conducted by third parties could significantly impact the Company’s product development costs. Before the Company can initiate clinical studies in the U.S. for future product candidates, it must submit the results of preclinical testing, usually in animals, to the FDA as part of an Investigational New Drug (“IND”) submission, along with other information including information about product chemistry, manufacturing and controls and its proposed clinical study protocol for its product candidates. With CPX-351, a single Phase 1 clinical study was conducted and two randomized, controlled Phase 2 clinical studies were conducted in patients with AML. The rationale for the Phase 3 study is based on clinical study results from these studies, but results from earlier phase clinical studies do not guarantee the outcomes of later clinical studies.

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

The Company is aware of products in development being studied for use as treatment options for AML patients. However, most of the products are being studied in different patient populations (i.e., relapsed or refractory patients, patients who are deemed unsuitable for intensive chemotherapy) than the Phase 3 study population with CPX-351. The list below shows some of the products of which the Company is aware of in late-stage development:

•	Sunesis Pharmaceuticals, Inc. (Phase 3) is developing vosaroxin in combination with cytarabine for patients with first relapse or refractory AML.
•	Cyclacel Pharmaceuticals, Inc. (Phase 3) is developing sapacitabine, alternating cycles of treatment with decitabine (decitabine followed by sapacitabine), for elderly patients aged 70 years or older with newly diagnosed AML who are not candidates for, or have refused, induction chemotherapy.
•	Eisai Co., Ltd.’s, Dacogen (decitabine) is currently on the market because it was initially approved for use in another hematologic malignancy. Based on the Phase 3 study results, the FDA did not approve use of the product in elderly patients aged 65 or older with newly diagnosed AML who are not considered candidates for induction therapy, but the European Commission did approve its use in this population.
•	Celgene Corporation’s Vidaza (azacitidine) has been approved by the European Commission for use in adults who cannot have a bone marrow transplant in patients with AML that has developed from myelodysplastic syndrome when the bone marrow consists of 20% – 30% abnormal cells. The product is currently on the market in the U.S. because it was approved for use in another hematologic malignancy. The FDA has not approved this product for use in AML. A Phase 3 study in elderly patients aged 65 or older with newly diagnosed AML is ongoing, and new patients are not currently being recruited.
•	Ambit Biosciences (Phase 3) was acquired by Daiichi Sankyo. A Phase 3 study comparing quizartinib to salvage chemotherapy in patients with FLT3-ITD positive AML refractory to or relapsed after first-line treatment with or without HSCT, is currently enrolling patients.
•	Boehringer Ingelheim (Phase 3) is developing volasertib, a Plk inhibitor, as a treatment for patients who are ineligible for intensive chemotherapy. A Phase 3 study investigating volasertib in combination with low dose cytarabine, in patients aged 65 years and above with previously untreated AML who are ineligible for intensive remission induction therapy has completed enrollment.

The Company may also face competition from these organizations in recruiting and retaining qualified personnel, establishing clinical study sites and enrolling patients for clinical studies.

The Company believes that its ability to successfully compete in the marketplace with CPX-351 and any future product candidates will depend on, among other things:

•	the ability to recruit and retain qualified personnel to help the Company advance CPX-351 and future product candidates, if any;
•	the ability to develop novel products with attractive pharmaceutical properties and to secure, protect and maintain intellectual property rights based on the Company’s innovations;
•	the efficacy, safety and reliability of the product candidates;
•	the speed at which the Company develops its product candidates;
•	the ability to design and successfully execute appropriate clinical studies;
•	the ability to maintain a good relationship with regulatory authorities;
•	the ability to obtain, and the timing and scope of, regulatory approvals;
•	the ability to manufacture clinical trial supplies;
•	the ability to manufacture and sell commercial quantities of future products to the market; and
•	acceptance of future products by physicians and other healthcare providers.

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

The Company is highly dependent on the principal members of its development staff. Future growth will require the Company to continue to implement and improve its managerial, operational and financial systems and continue to retain, recruit and train additional qualified personnel, which may impose a strain on its administrative and operational infrastructure. The competition for qualified personnel in the biopharmaceutical field is intense. As of December 31, 2014, the Company had 25 full-time employees. The Company may need to expand its managerial, operational, financial and other resources in order to manage and fund its operations and clinical studies, continue its research and development activities, and commercialize its product candidates. The Company is highly dependent on the continued ability to attract, retain and motivate highly qualified management and specialized personnel required for the manufacture of its products, the clinical development of the product candidates and the potential commercialization of the product candidates. Due to limited resources, the Company may not be able to effectively manage any expansion of its operations or recruit and train additional qualified personnel. If the Company is unable to retain key personnel or manage its growth effectively, the Company may not be able to implement its business plan.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, the Company is required to furnish a report by its management on the Company’s internal control over financial reporting. Once the Company ceases to be an “emerging growth company,” an attestation report on internal control over financial reporting will be required to be issued by the Company’s independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed time period, the Company has engaged in a process to document and evaluate the Company’s internal control over financial reporting, which is both costly and challenging. In this regard, the Company will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite the Company’s efforts, there is a risk that neither the Company nor, when required, its independent registered public accounting firm will be able to conclude within the prescribed timeframe that the Company’s internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company’s financial statements.

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

The Company’s results of operations could be materially affected by economic conditions generally, both in the U.S. and around the world. Economic conditions are cyclical, and, in recent years, there has been turmoil in the world economy, which has led to volatility on the U.S. stock market. If economic conditions worsen and affect the capital markets, the Company’s ability to raise capital may be adversely affected.

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

Competitors may infringe the Company’s patents or the patents of the Company’s licensors. To counter infringement or unauthorized use, the Company may be required to file infringement claims, which typically are very expensive, time-consuming and disruptive of day-to-day business operations. In addition, in an infringement proceeding, a court may decide that one or more of the Company’s patents or patents of the

Company’s licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the Company’s patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of the Company’s patents at risk of being invalidated, held unenforceable, or interpreted narrowly. The adverse result could also put related patent applications at risk of not issuing. Interference proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office may be necessary to determine the priority of inventions with respect to the Company’s patents or patent applications or those of its collaborators or licensors. An unfavorable outcome could require the Company to cease using the related technology or to attempt to license rights to it from the prevailing party. The Company’s business could be harmed if the prevailing party does not offer it a license on commercially reasonable terms. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract the Company’s management and other employees. The Company may not be able to prevent, alone or with its licensors, misappropriation of its trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the U.S.

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

The Company’s common stock was initially listed and traded on the OTC Bulletin Board from September 12, 2013 until November 8, 2013. While the common stock was on the OTC Bulletin Board, it was thinly traded and the stock price was volatile. On November 11, 2013 the Company’s common stock was listed on the NASDAQ Capital Market. Since listing on NASDAQ, the Company’s common stock has traded as low as $1.58 and as high as $4.67. Factors that could cause continued volatility in the market price of the Company’s common stock include, but are not limited to:

•	the Company’s ability to raise additional capital to carry through with potential registration and commercialization of CPX-351, and current and future operations and the terms of any related financing arrangement;
•	results from, and any delays in or discontinuance of, ongoing and planned clinical studies of CPX-351;
•	announcements of FDA non-approval of CPX-351, delays in filing regulatory documents with the FDA or other regulatory agencies or delays in the review process by the FDA or other foreign regulatory agencies;
•	announcements relating to restructuring and other operational changes;

•	delays in the commercialization of CPX-351 or future products, if any;
•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	developments or disputes concerning its intellectual property or other proprietary rights;
•	clinical and regulatory developments with respect to potential competitive products;
•	introduction of new products by competitors;
•	issues in manufacturing CPX-351 drug substance or drug product, or future products, if any;
•	market acceptance of CPX-351 or future products, if any;
•	actual and anticipated fluctuations in the Company’s quarterly operating results;
•	third-party healthcare reimbursement policies;
•	FDA or other U.S. or foreign regulatory actions affecting the Company or the pharmaceutical industry;
•	litigation or public concern about the safety of CPX-351 or future products, if any;
•	failure to develop or sustain an active and liquid trading market for the Company’s common stock;
•	sales of the Company’s common stock by its officers, directors or significant stockholders; and
•	additions or departures of key personnel.

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

The Company’s directors and executive officers and holders of more than 5% of the Company’s capital stock beneficially own approximately 33.4% of the Company’s outstanding capital stock including shares purchasable upon exercise of stock options and warrants as of February 28, 2015. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets or any other significant corporate transaction. Also, the Company’s non-affiliate stockholders will have limited or no ability to influence corporate actions. The significant concentration of stock ownership may adversely affect the trading price of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the SEC.

ITEM 2. PROPERTIES

The Company’s corporate and executive office is located in Ewing, New Jersey. The Company also has an office in Vancouver, British Columbia. The Company does not own any real property. In March 2013, the Company entered into an office lease agreement for 4,785 square feet of office space in Ewing, New Jersey, which commenced in June 2013 with a term of sixty months, expiring June 2018. In February 2013, the Company renewed its office lease agreement for office space in Vancouver, British Columbia, effective April 1, 2013 which expires in June 2016. In August 2014, the Company entered into a sublease agreement for 776 square feet of laboratory space in Vancouver, British Columba, commencing September 2014 with a term of one year, expiring September 2015.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock has been listed on the NASDAQ Capital Market since November 11, 2013 under the symbol “CPXX”. From September 12, 2013 until November 8, 2013, the Company’s common stock was listed on the OTC Bulletin Board under the symbol “CLPM”. On March 16, 2015, the last sale price reported on the NASDAQ Capital Market for the Company’s common stock was $2.37.

Year-Ended December 31, 2013	High	Low
Third Quarter	$6.00	$4.75
Fourth Quarter	$5.75	$3.00

Year-Ended December 31, 2014	High	Low
First Quarter	$4.67	$2.92
Second Quarter	$3.26	$2.04
Third Quarter	$3.02	$2.45
Fourth Quarter	$3.13	$1.58

As of February 28, 2015 there were approximately 256 holders of record of the Company’s common stock. In addition, the Company believes that a significant number of beneficial owners of its common stock hold their shares in nominee or in “street name” accounts through brokers.

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

The following table sets forth information regarding the Company’s equity compensation plans:

Plan category	Number of securities (by class) to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,005,287	$3.02	1,200,560
Equity compensation plans not approved by security holders	—	—	—
Total	3,005,287	$3.02	1,200,560

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2014.

The Company did not repurchase any securities during the year ended December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to the Company, which is a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s financial statements and the related notes set forth under “Item 8, Financial Statements and Supplementary Data” and included in Item 15 of this Form 10-K annual report. This discussion contains forward-looking statements reflecting the Company’s current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in the Company’s forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-K annual report.

Overview

Celator Pharmaceuticals, Inc., is a clinical stage biopharmaceutical company that is transforming the science of combination therapy, and developing products to improve patient outcomes in cancer. Celator’s proprietary technology platform, CombiPlex®, enables the rational design and rapid evaluation of optimized combinations incorporating traditional chemotherapies as well as molecularly targeted agents to deliver enhanced anti-cancer activity. CombiPlex addresses several fundamental shortcomings of conventional combination regimens, as well as the challenges inherent in combination drug development, by identifying the most effective synergistic molar ratio of the drugs being combined in vitro, and fixing this ratio in a nano-scale drug delivery complex to maintain the optimized combination after administration and ensure its exposure to the tumor. Celator’s pipeline includes lead product, CPX-351 (a liposomal formulation of cytarabine:daunorubicin) for the treatment of acute myeloid leukemia; CPX-1 (a liposomal formulation of irinotecan:floxuridine) for the treatment of colorectal cancer; a preclinical stage product candidate, CPX-8 (a hydrophobic docetaxel prodrug nanoparticle formulation), being studied by the National Cancer Institute’s Nanotechnology Characterization Laboratory. The Company is advancing the CombiPlex platform and broadening its application to include molecularly targeted therapies and epigenetic modulators. Areas of investigation include:

•	Combinations targeting signaling pathways associated with major cancer indications
•	Combinations of existing chemotherapeutics with molecularly targeted agents
•	Combinations of epigenetic modulators

The majority of our current research and development funds will be spent on our lead product candidate, CPX-351. We may seek collaborative partners to advance our other programs.

Celator has spent research and development funds on clinical studies, research collaborations and intellectual property costs. For the years 2010 through 2014, over 90% of total research and development costs has been on clinical studies. The three major studies are:

•	Study 204 — Randomized Phase 2 Study of CPX-351 in Newly Diagnosed AML Patients Age 60 – 75
•	Study 205 — Randomized Phase 2 Study of CPX-351 in AML in First Relapse, Patients Age 18 – 65
•	Study 301 — Randomized Phase 3 Study in Patients with high risk (secondary) AML, Patients Age 60 – 75

Study 204 was intended to be a direct test of whether delivery of a fixed, synergistic ratio of two drugs cytarabine and daunorubicin (i.e., CPX-351 which is a 90-minute infusion on days 1, 3 and 5) provided increased clinical efficacy over conventional administration of the same agents (i.e., which is a 7-day continuous infusion of cytarabine, combined with daunorubicin on days 1, 2 and 3, commonly referred to as the 7+3 regimen). This study is complete. In the overall population, in patients treated with CPX-351 the response rate increased by 30.3% (66.7% vs. 51.2%), the 60-day mortality was decreased by 67.8% (4.7% vs. 14.6%), median event-free survival increased by 225.0% (6.5 months vs. 2.0 months) and the median overall survival increased approximately 14.0% (14.7 months vs. 12.9 months). In sAML patients (approximately 41% of the overall population), the response rate increased by 82.0% (57.5% vs. 31.6%), the

60-day mortality decreased approximately 80.7% (6.1% vs. 31.6%), the median event-free survival increased approximately 246.2% (4.5 months vs. 1.3 months) and the median overall survival increased by 98.4% (12.1 months vs. 6.1 months).

Study 205 was a randomized Phase 2 clinical study designed to be a direct test of whether CPX-351 provides increased clinical efficacy over salvage therapies in first relapse AML patients age 18 – 65. This study is complete. In the overall population, CPX-351 resulted in a 20.8% relative increase in response rate (49.4% vs. 40.9%) compared to the control arm of salvage therapies, a 6.9% decrease in the 60-day mortality (14.8% vs. 15.9%), a 34.9% increase in median overall survival (8.5 months vs. 6.3 months) and an approximately 31.1% increase in 1-year survival rate (35.8% vs. 27.3%). For patients in the unfavorable risk category (68% of the overall population), CPX-351 resulted in a 42.4% relative increase in response rate (39.3% vs. 27.6%) compared to the control arm of salvage therapies, a 33.2% decrease in 60-day mortality (16.1% vs. 24.1%), a 57.1% increase in median overall survival (6.6 months vs. 4.2 months) and a higher 1-year survival rate of 177.7% (28.6% vs. 10.3%).

Study 301 is a randomized controlled Phase 3 study in patients with sAML, with overall survival as the primary endpoint. This Phase 3 study has been undertaken to confirm the Study 204 clinical observations where CPX-351 provided the largest efficacy improvements in sAML patients and to provide the necessary data for product registration. Study 301 enrolled the first patient in December 2012 and closed enrollment in November 2014. On October 24, 2014, the Company achieved the target enrollment, of 300 patients, in the Phase 3 study of CPX-351. The independent Data and Safety Monitoring Board review in December 2014 reviewed the first 225 patients randomized to the which review recommended that the study continue as planned without any modifications. Sites in the U.S. and Canada are participating in this study.

This Phase 3 study is a multicenter, randomized, open-label study testing CPX-351 versus the current standard of care, conventional cytarabine and daunorubicin therapy (7+3) in patients with untreated high-risk (secondary) AML. The Phase 3 clinical study is being conducted in patients 60 – 75 years of age, with untreated, high risk sAML. The Company expects the following milestones related to its Phase 3 clinical study:

•	Q2 2015 — Analysis of the induction response rate (CR+CRi), a secondary endpoint of the study.
•	Q1 2016 — Analysis of overall survival, the primary endpoint of the study.
•	2H 2016 — NDA is anticipated to be filed.

The Phase 3 clinical study is being conducted in patients, 60 – 75 years of age, with untreated, high risk sAML who can tolerate intensive chemotherapy. This patient population is intended to be the first indication for which the Company is seeking regulatory approval. The Company estimates global peak year sales of approximately $250M in this patient population. The Company believes CPX-351 could exceed $750M in peak year sales, based on potential label expansion and generation of positive clinical data in other AML patient populations and hematologic malignancies. Exploratory studies are underway in some of these additional patient groups.

The following table summarizes research and development spending by project:

	2014	2013
CombiPlex Platform Technology Advancement	$305,945	$—
Randomized Phase 2 Study 205	—	4,841
Randomized Phase 3 Study 301	10,989,738	8,850,434
Intellectual Property (legal and patent costs)	337,312	355,119
General Research (professional development, recruitment, etc.)	259,373	212,662
Totals	$11,892,368	$9,423,056

In June 2012, the Company entered into an agreement with LLS pursuant to which LLS is providing $5.0 million in funding from the LLS Therapy Acceleration Program (“TAP”) program for the Phase 3 study of CPX-351. The agreement provided for LLS to make an upfront payment of $2.0 million to the Company, which was received in July 2012, and further payments totaling an additional $3.0 million on the achievement of clinical milestones; however, the amount may be refundable by the Company in the event of a material breach by the Company under the agreement. The $2.0 million upfront payment has been recorded as deferred revenue and will be recognized over the estimated performance period of the research and development services to be provided under the agreement. During the years ended December 31, 2014 and 2013, the Company recognized $542,986 and $561,086, respectively related to amortization of the upfront payment. The estimated performance period is expected to be complete in January 2016. As of December 31, 2014, $0.6 million was deferred. In 2014, the Company received two payments of $500,000 each from LLS for achieving the 50% overall enrollment milestone in January 2014 and the full enrollment in November 2014. In consideration of LLS’s funding, and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, the Company must pay LLS a multiple on the LLS funding. (LLS funding is the $5 million in support of the Phase 3 study in addition to the approximately $4.1 million the Company received in support of the Phase 2 study during 2010 and 2011.) Subject to exclusions under the agreement, the Company is obligated to pay LLS an amount equal to 50% of the cash payments the Company receives from out licenses and transfers of rights to the product or other liquidity event, as defined in the agreement, until LLS has received an amount equal to 1.5 times the amount of funding the Company receives from LLS. The total amount payable by the Company to LLS will not exceed 3.55 times the amount of funding received from LLS, with the specific amount depending on when the payment(s) occur relative to the timing of the research program and product commercialization. The payments may take the form of cash payments or royalties (not to exceed 5% of net sales) but will not exceed the maximum amount referred to in the preceding sentence.

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

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules. The first $10 million of the term loan was funded at closing, and is repayable in installments over forty-eight months including an initial interest-only period of eighteen months after closing. The remaining $5 million of the term loan can be drawn down at the Company’s option at any time until March 31, 2015. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the U.S. prime rate with interest only period until December 1, 2015. It is the Company’s intention to draw the remaining $5 million of the term loan on or before March 31, 2015. The funds will be used to provide general working capital.

Pursuant to the loan agreement, the Company issued Hercules a warrant to purchase 158,006 shares of the Company’s common stock at an exercise price of $2.67 per share with a term of five years. The fair value of the warrants of $320,752 and financing costs of $357,253 incurred in connection with the term loan were recorded as debt issuance costs and will be amortized as interest expense using the effective interest method over the term of the loan. Amortization of debt issuance costs was $138,709 for the year ended December 31, 2014 and the remaining unamortized debt issuance costs of $539,296 are included in other non-current assets.

In addition, the Company will pay an end of term charge of $592,500 on the earliest to occur of (i) the term loan maturity date, (ii) the date that the Company prepays the outstanding loan, or (iii) the date that the loan becomes due and payable. The end of term charge will be accrued as additional interest expense using the effective interest rate method over the term of the loan. The Company accrued $121,217 of this fee during the year ended December 31, 2014.

On October 28, 2014, the Company completed a public offering of 7,602,823 shares of common stock and warrants to purchase up to 760,282 shares of its common stock, including the exercise in full of the underwriters’ overallotment option to purchase up to an additional 991,673 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase 0.10 of a share of common stock at a price of $1.95 per unit. The Company received approximately $13.6 million in net proceeds from the public offering after payment of fees, expenses and underwriting expenses. The shares of common stock and the warrants were immediately separable and were issued separately. The warrants have an exercise price of $3.58 per share and have a term of five years. In addition, the Company issued to the underwriters, underwriter warrants to purchase 114,042 shares of common stock at an exercise price of $3.58 per share.

Results of Operations

Year ended December 31, 2014 compared to the Year ended December 31, 2013

Expenses

Research and Development:  Research and development for year ended December 31, 2014 increased due to higher CPX-351 Phase 3 clinical trial costs. The Company charges research and development costs to operations as incurred.

The Company’s research and development expenses were $11,892,000 for the year ended December 31, 2014 compared to $9,423,000 for the year ended December 31, 2013, reflecting an increase of $2,469,000. The increase was primarily attributable to $919,000 increase in outsourced clinical trial and regulatory activities related to the Phase 3 trial of CPX-351, $722,000 increase in compensation and stock option expenses, $316,000 for a metabolism study which began in 2013 and ended in 2014 for CPX-351, $199,000 increase in manufacturing and drug and lipid costs, $198,000 increase due to costs associated with the advancement of the CombiPlex combination work initiated in 2014 and $75,000 increase in drug storage and shipping costs to sites.

LLS Funding:  The LLS revenue recognized for the year ended December 31, 2014 was $1,543,000 as compared to $561,000 for 2013, reflecting an increase of $982,000. The amount recognized during the year ended December 31, 2014 represents two $500,000 payments from LLS for achieving 50% overall enrollment milestone in January 2014 and full enrollment in November 2014 and amortization of an upfront payment received in 2012 of $543,000. The year ended December 31, 2013 amount represents the amortization of an upfront payment received in 2012 of $561,000.

General and Administrative:  General and administrative expenses consist largely of salaries and related benefits, external costs for professional fees relating to legal, accounting and tax services, lease expense for the facilities, public company related costs and external consulting costs associated with investor relations, commercial operations and strategic planning.

General and administrative expenses were $7,292,000 for the year ended December 31, 2014 compared to $5,428,000 for the year ended December 31, 2013, reflecting an increase of $1,864,000. The increase was primarily attributable to $1,017,000 increase in compensation and stock option expense, $730,000 increase in commercial operations, which included market research, corporate communication, and branding activities, $292,000 increase in investor relations and strategic consulting, $87,000 increase in professional fees, $58,000 for increased board of directors’ fees, and $42,000 increase in insurance. These increases were offset by reductions in leases and building related operating costs of $131,000, recruitment expenses of $92,000, public company related costs of $75,000, and franchise taxes of $57,000.

Loss on Disposal of Property and Equipment:  In 2014, the Company recorded an impairment loss of $78,000 that arose primarily from a write off of scientific equipment from the Vancouver laboratory that had previously been placed on consignment to be sold. In 2013, the Company recorded a loss of $127,000 from the sale of its scientific equipment from the Vancouver laboratory.

Amortization and Depreciation: Amortization and depreciation expenses were $195,000 for the year ended December 31, 2014 compared to $198,000 for the year ended December 31, 2013, a decrease of $3,000.

Other Income and Expenses

Non-cash derivative instrument charge:  Non-cash derivative instrument charge was $7,473,000 for the year ended December 31, 2013. The charge resulted from the obligation to issue additional shares of common stock and warrants by the Company, at the April 29, 2013 closing, to certain existing stockholders who participated in early closings of this financing.

Interest Expense:  Interest expense was $904,000 and $147,000 for the year ended December 31, 2014 and 2013 respectively. Interest expense of $904,000 for year ended December 31, 2014 related to interest on a Hercules term loan entered into in May 2014. It includes $260,000 related to non-cash amortization of deferred financing costs and the accrual of the end of term charge. Interest expense of $147,000 for the year ended December 31, 2013 consisted of $72,000 of interest on a bank loan and $75,000 of non-cash financing costs for a previous bank loan, which was repaid in June 2013.

Income Tax Benefit

In 2014 and 2013, the Company was approved to sell New Jersey net operating loss carryforwards under the New Jersey Technology Business Tax Certificate Transfer Program, which resulted in the recognition of an income tax benefit of $1,937,000 and $1,412,000, respectively.

Liquidity and Capital Resources

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. To date, the Company has funded its operations primarily through private placements of preferred stock, private and public placements of common stock, convertible debt and debt financings. However, the Company may pursue additional financing options, including entering into agreements with collaborative partners in order to provide milestone payments, license fees and equity investments. The Company believes that, with $32.4 million in cash and cash equivalents as of December 31, 2014, and cash available to the Company through the Hercules term loan, it has the resources to meet estimated working capital requirements to fund operations into the second half of 2016. The Company expects to continue to incur losses as it funds research and development activities and commercial launch activities, and the Company does not expect material revenues for at least the next few years.

On October 28, 2014, the Company completed a public offering of 7,602,823 shares of common stock and warrants to purchase up to 760,282 shares of its common stock, including the exercise in full of the underwriters’ overallotment option to purchase 991,673 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase 0.10 of a share of common stock at a price of $1.95 per unit. The Company received approximately $13.6 million in net proceeds from the public offering after payment of fees, expenses and underwriting expenses. The shares of common stock and the warrants were immediately separable and were issued separately. The warrants have an exercise price of $3.58 per share and have a term of five years. In addition, the Company issued to the underwriters, underwriter warrants to purchase 114,042 shares of common stock at an exercise price of $3.58 per share.

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules. The first $10 million of the term loan was funded at closing, and is repayable in installments over forty-eight months including an initial interest-only period of eighteen months after closing. The net proceeds from the loan were $9.6 million. The remaining $5 million of the term loan can be drawn down at the Company’s option at any time until March 31, 2015. It is the Company’s intention to draw the remaining $5 million of the term loan on or before March 31, 2015. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the U.S. prime rate with interest only period until December 1, 2015. The funds will be used to provide general working capital. In April 2013, the Company raised $29.4 million of net proceeds from the final round of a private placement.

The Company believes it has sufficient funds to conduct its proposed plan of operations into the second half of 2016. The Company will need to raise additional funding to complete the potential registration and commercialization of CPX-351. The Company’s future capital requirements will depend on many factors, including those factors described in Item 1A. “Risk Factors” of this Form 10-K annual report as well as the Company’s ability to execute on its business and strategic plans as currently conceived.

Cash Flows

Net cash used in operating activities was $14,412,000 for the year ended December 31, 2014. The year ended December 31, 2014 amount reflected the Company’s net loss of $16,903,000, offset by $1,883,000 in net non-cash charges including amortization and depreciation of $195,000, stock-based compensation expense of $1,350,000, loss on disposal of property and equipment of $78,000 and non-cash financing costs of $260,000 related to the Hercules loan. In addition, the Company generated $608,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the year ended December 31, 2014. The changes in operating assets and liabilities were decreases in other receivables of $1,392,000, restricted cash of $90,000, prepaid expenses, deposits and other assets of $18,000 and an increase in accrued liabilities of $120,000; offset by decreases in accounts payable of $462,000, deferred revenue of $543,000 and deferred rent of $8,000.

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

Cash used in investing activities for the year ended December 31, 2014 was $65,000 for property and equipment expenditures. Cash used in investing activities was $41,000 for the year ended December 31, 2013, reflecting $93,000 of property and equipment expenditures and $52,000 of proceeds from the sale of property and equipment.

Cash provided by financing activities for the year ended December 31, 2014 was $23,319,000. The cash inflow was from the net proceeds from issuance of common stock and exercise of stock options of $13,676,000 and the net proceeds from the issuance of debt of $9,643,000. Cash provided by financing activities for the year ended December 31, 2013 was $26,441,000. The cash inflow was from the net proceeds of $29,420,000 from the April 2013 final round of a private placement and stock options exercise proceeds of $21,000 offset by $3,000,000 for the repayment of the Bank Loan.

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements.

Contractual Arrangements

The table below summarizes the Company’s material contractual obligations and commitments as of December 31, 2014:

	Total	Less than 1 year	1 – 3 years	3 – 5 years
Loans payable including interest	$12,875,371	$1,273,503	$8,789,066	$2,812,802
Operating lease obligations	627,792	232,932	322,488	72,372
	$13,503,163	$1,506,435	$9,111,554	$2,885,174

Hercules Technology Growth Capital Loan

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules. The first $10 million of the term loan was funded at closing, and is repayable in installments over forty-eight months including an initial interest-only period of eighteen months after closing. The remaining $5 million of the term loan can be drawn down at the Company’s option at any time until March 31, 2015. It is the Company’s intention to draw down the remaining $5 million of the term loan on or before March 31, 2015. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the US prime rate with interest only period until December 1, 2015. The funds will be used to provide general working capital.

Operating lease obligations

The Company has two operating leases related to office space the Company occupies in Ewing, New Jersey and Vancouver, BC, and an operating lease for laboratory space the Company occupies in Vancouver, British Columbia.

In September 2014, the Company entered into a lease agreement for a laboratory space in Vancouver, British Columbia, which expires in September 2015. The remaining minimum lease payments as of December 31, 2014 were $25,087.

In March 2013, the Company entered into an office lease agreement for office space in Ewing, New Jersey, which commenced in June 2013 with a term of sixty months. The remaining minimum lease payments as of December 31, 2014 were $495,840. Under the Ewing, New Jersey lease agreement, the Company will be obligated to maintain a letter of credit from a bank with respect to its security deposit obligations in the amount of $200,000 during the first year of the Agreement, which amount will be reduced by $40,000 per year on December 1, 2014, 2015, and 2016; and by $60,000 on December 1, 2017.

In February 2013, the Company renewed its office lease agreements for office space in Vancouver, British Columbia, effective April 1, 2013, which expires in June 2016. The remaining minimum lease payments as of December 31, 2014 were $93,292.

The Company has other operating lease arrangements for office equipment expiring between 2016 and 2017. The remaining minimum lease payments as of December 31, 2014 were $13,574.

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

Management believes the following are critical accounting policies and estimates. These policies and estimates were considered “critical” because:

•	The estimates require management to make assumptions about matters that are highly uncertain at the time the estimate is made, and/or
•	Different assumptions that management could have used in the current period could have a material impact on the presentation of its financial condition, changes in financial condition, or results of operations.

Accounting for warrants

The Company issued warrants to purchase shares of common stock related to equity and debt transactions in 2013 and 2014. The Company accounts for its warrants issued in accordance with Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging, guidance applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings for liability classified warrants. Based on this guidance, the Company determined that the Company’s warrants meet the criteria for classification as equity. Accordingly, the warrants were classified as equity and are not subject to remeasurement at each balance sheet date. The fair value was estimated using the Black-Scholes option pricing model, based on the market value of the underlying common stock at the measurement date, the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

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

The Company also received milestone payments from LLS for achieving certain clinical milestones. These milestones payments are considered substantive and based upon ASC 605-28-25-2 Milestone Method-Recognition, the amounts are recognized upon achieving the clinical event.

Stock-based compensation

Stock based compensation transactions are recognized as compensation expense in the consolidated statement of loss based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the award. The Company estimates the fair value of options granted using the Black-Scholes option valuation model. This estimate uses assumptions regarding a number of inputs that require the Company to make significant estimates and judgments. Because the Company is a relatively new publicly traded common stock the expected volatility assumption was based on industry peer information.

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

Recent accounting standards

New Accounting Pronouncement:  In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10, Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates all incremental financial reporting requirements for development stage entities by removing

ASC Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification. The amendments in this Update remove the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASC Topic 915 is removed effective for annual periods beginning after December 15, 2014 and early adoption is permitted. The Company adopted the ASU effective with the issuance of its June 30, 2014 financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The ASU provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

In March 2013, FASB issued an amendment to the accounting guidance on foreign currency matters in order to clarify the guidance for the release of cumulative translation adjustments. The guidance is effective for interim and annual periods beginning on or after December 15, 2013. The adoption of this amended accounting guidance did not have any impact on the Company’s consolidated financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable to the Company, which is a smaller reporting company.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that the Company filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the 2013 Internal Control — Integrated Framework (the COSO criteria). Based on our assessment we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G (3) of Form 10-K, the information required by Item 10 of the Form 10-K is hereby incorporated by reference from discussion responsive thereto under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 11 of the Form 10-K is hereby incorporated by reference from discussion responsive thereto under the captions “Executive Compensation,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Directors Compensation” in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 12 of the Form 10-K is hereby incorporated by reference from discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 13 of the Form 10-K is hereby incorporated by reference from discussion responsive thereto under the captions “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 14 of the Form 10-K is hereby incorporated by reference from discussion responsive thereto under the captions “Ratification of Independent Public Accountants” in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the SEC.

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

We have audited the accompanying consolidated balance sheets of Celator Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celator Pharmaceuticals, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 17, 2015

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$32,413,777	$23,589,516
Restricted cash	194,561	287,657
Other receivables	21,102	1,417,313
Prepaid expenses and deposits	482,472	491,465
Assets held for sale	—	74,086
Other current assets	458,278	468,389
Total current assets	33,570,190	26,328,426
Property and equipment, net	1,004,412	1,138,579
Other assets	544,501	5,745
Total assets	$35,119,103	$27,472,750
Liabilities
Current liabilities:
Current portion of debt	$284,961	$—
Accounts payable	723,765	1,193,148
Accrued liabilities	1,735,420	1,630,809
Current portion of deferred revenue	542,986	542,986
Total current liabilities	3,287,132	3,366,943
Deferred revenue	45,249	588,236
Deferred rent	45,408	53,084
Loans payable	9,836,256	—
Total liabilities	13,214,045	4,008,263
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock
Authorized 20,000,000 shares, par value $0.001	—	—
Common stock
Authorized 200,000,000 shares, par value $0.001
Issued and outstanding 33,681,355 and 26,035,596 shares as of December 31, 2014 and 2013, respectively	33,681	26,036
Warrants	1,083,193	1,083,193
Additional paid-in capital	171,289,703	155,953,894
Accumulated other comprehensive loss	(1,133,266)	(1,133,266)
Accumulated deficit	(149,368,253)	(132,465,370)
Total stockholders’ equity	21,905,058	23,464,487
Total liabilities and stockholders’ equity	$35,119,103	$27,472,750

See accompanying notes to the consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Loss

	Years ended December 31,
	2014	2013
Expenses
Research and development	$11,892,368	$9,423,056
Leukemia & Lymphoma Society funding	(1,542,986)	(561,086)
General and administrative	7,292,159	5,427,707
Loss on disposal of property and equipment	77,624	126,633
Amortization and depreciation	195,492	197,743
Operating loss	(17,914,657)	(14,614,053)
Other income (expenses)
Foreign exchange loss	(31,093)	(31,028)
Interest and miscellaneous income	10,001	9,092
Non-cash derivative instrument charge	—	(7,473,108)
Interest expense	(903,890)	(147,360)
Loss before income taxes	(18,839,639)	(22,256,457)
Income tax benefit	1,936,756	1,412,302
Net loss	$(16,902,883)	$(20,844,155)
Net loss per share
Basic and diluted	$(0.62)	$(0.95)
Weighted average of common shares outstanding
Basic and diluted	27,422,460	22,000,476

See accompanying notes to the consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Warrants	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Number	Amount
Balance at December 31, 2012	13,673,160	$13,673	$1,083,193	$118,509,395	$(1,133,266)	$(111,621,215)	$6,851,780
Stock based compensation	—	—	—	538,643	—	—	538,643
Issued for cash, net of stock issuance costs	12,362,436	12,363	—	29,432,748	—	—	29,445,111
Derivative liability reclassificaton (See Note 9)	—	—	—	7,473,108	—	—	7,473,108
Net loss for the period	—	—	—	—	—	(20,844,155)	(20,844,155)
Balance at December 31, 2013	26,035,596	26,036	1,083,193	155,953,894	(1,133,266)	(132,465,370)	23,464,487
Stock based compensation	—	—	—	1,350,243	—	—	1,350,243
Issued for cash on exercise of stock options	42,936	43	—	100,596	—	—	100,639
Issued for cash, net of stock issuance costs	7,602,823	7,602	—	13,564,218	—	—	13,571,820
Warrants Issued	—	—	—	320,752	—	—	320,752
Net loss for the period	—	—	—	—	—	(16,902,883)	(16,902,883)
Balance at December 31, 2014	33,681,355	$33,681	$1,083,193	$171,289,703	$(1,133,266)	$(149,368,253)	$21,905,058

See accompanying notes to the consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013
Operating activities
Net loss	$(16,902,883)	$(20,844,155)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	195,492	197,743
Non-cash stock-based compensation expense	1,350,243	538,643
Loss on disposal of property and equipment	77,624	126,633
Non-cash derivative instrument charge	—	7,473,108
Non-cash financing costs	259,926	74,752
Changes in operating assets and liabilities
Other receivables	1,392,463	586,792
Prepaid expenses and deposits	7,632	(343,190)
Restricted cash	90,000	(250,049)
Other current assets	10,111	(468,389)
Other assets	—	25,056
Accounts payable	(462,045)	492,332
Accrued liabilities	120,104	439,075
Deferred rent liability	(7,676)	53,084
Deferred revenue	(542,987)	(561,086)
Cash used in operating activities	(14,411,996)	(12,459,651)
Investing activities
Purchase of property and equipment	(64,865)	(92,523)
Proceeds on disposals of property and equipment	—	51,776
Cash used in by investing activities	(64,865)	(40,747)
Financing activities
Proceeds from issuance of common stock and on options exercised	14,929,892	32,520,974
Payment of share issuance costs	(1,253,685)	(3,079,611)
Proceeds from loans payable	9,827,216	—
Payment of debt issuance costs	(184,469)	—
Repayments of loans payable	—	(3,000,000)
Cash provided by financing activities	23,318,954	26,441,363
Effect of foreign exchange rate changes	(17,832)	543
Net change in cash	8,824,261	13,941,508
Cash and cash equivalents, beginning of year	23,589,516	9,648,008
Cash and cash equivalents, end of year	$32,413,777	$23,589,516
Supplemental disclosure of cash flow information
Interest paid	$560,624	$79,388
Warrants issued in connection with debt issuance costs	$320,752	—

See accompanying notes to the consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1. Nature of Business and Liquidity

Celator Pharmaceuticals, Inc., with locations in Ewing, N.J., and Vancouver, B.C., is a clinical stage biopharmaceutical company that is transforming the science of combination therapy, and developing products to improve patient outcomes in cancer. The Company’s proprietary technology platform, CombiPlex®, enables the rational design and rapid evaluation of optimized combinations incorporating traditional chemotherapies as well as molecularly targeted agents to deliver enhanced anti-cancer activity. CombiPlex addresses several fundamental shortcomings of conventional combination regimens, as well as the challenges inherent in combination drug development, by identifying the most effective synergistic molar ratio of the drugs being combined in vitro, and fixing this ratio in a nano-scale drug delivery complex to maintain the optimized combination until exposure to the tumor following administration. The Company’s pipeline includes lead product, CPX-351 (a liposomal formulation of cytarabine:daunorubicin) for the treatment of acute myeloid leukemia; CPX-1 (a liposomal formulation of irinotecan:floxuridine) for the treatment of colorectal cancer; a preclinical stage product candidate; CPX-8 (a hydrophobic docetaxel prodrug nanoparticle formulation), being studied by the National Cancer Institute’s Nanotechnology Characterization Laboratory; and several programs exploring novel combinations of existing drugs, including molecularly targeted therapies.

The Company has incurred recurring losses and negative cash flows from operations since inception. As of December 31, 2014, the Company had an accumulated deficit of $149.4 million. The Company expects operating losses and negative cash flows to continue for the foreseeable future until such time, if ever, that it can generate significant revenues from its product candidates currently in development. At December 31, 2014, the Company had cash and cash equivalents of $32.4 million. Management believes that the cash and cash equivalents at December 31, 2014, and cash available to the Company through the Hercules Technology Growth Capital Inc. (“Hercules”) term loan will be sufficient to meet estimated working capital requirements and fund planned operations into the second half of 2016.

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

Basis of consolidation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Celator Pharmaceutical Corp. (“CPC”) and Celator UK Ltd. All intercompany transactions have been eliminated.

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

Cash and cash equivalents:  The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates its fair value due to its short-term nature. The Company had $29,500,819 in short-term money market accounts as of December 31, 2014.

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

Research collaboration funding:  The Company has research and development agreements where the Company receives funding when it achieves certain agreed upon milestones such as meeting clinical trial objectives or patient enrollment. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-28-25-2, Milestone Method-Recognition milestones considered substantive and that related solely to past Company performance and do not have any remaining deliverables associated with them are recognized as revenue when earned. Income derived from these arrangements is shown gross of research and development expenses on the consolidated statement of loss.

Stock-based compensation:  Stock based compensation transactions are recognized as compensation expense in the consolidated statement of loss based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the award. The Company estimates the fair value of options granted using the Black-Scholes option valuation model. This estimate uses assumptions regarding a number of inputs that required the Company to make significant estimates and judgments. Because the Company is a relatively new publicly traded common stock the expected volatility assumption was based on industry peer information.

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

Warrants:  The estimated fair value of warrants is determined by using the Black-Scholes pricing model with assumptions for risk free interest rates, dividend yields, volatility factors and the contractual life of the warrants. Based on ASC 815 Derivatives and Hedging, the Company has determined that its outstanding warrants meet the criteria for equity classification.

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

Fair value of financial instruments:  The carrying values of certain Company’s financial instruments, including cash equivalents, restricted cash, other receivables and accounts payable approximate fair value due to the short-term nature of those investments. The Company believes that the current carrying amount of its long-term debt approximates fair value because interest rate on this instrument is similar to rates that the Company would be able to receive for similar instruments of comparable maturity.

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

Celator Pharmaceuticals, Inc. and Subsidiaries

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

The Company recognizes transfers between input levels as of the actual date of event. There were no transfers between levels and the following table provides the assets carried at fair value:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Assets:
Money Market Fund	$29,500,819	$29,500,819	$—	$—
December 31, 2013
Assets:
Certificates of Deposit	$15,003,472	$15,003,472	$—	$—
Money Market Fund	7,597,730	7,597,730	—	—
Total	$22,601,202	$22,601,202	$—	$—

Segment reporting:  The Company operates within one reportable segment and presents geographic results of its United States and Canadian operations. Intersegment transactions and balances have been eliminated in the preparation of the segmental analysis note.

New Accounting Pronouncement:  In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates all incremental financial reporting requirements for development stage entities by removing ASC Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification. The amendments in this Update remove the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASC Topic 915 is removed effective for annual periods beginning after December 15, 2014 and early adoption is permitted. The Company adopted the ASU effective with the issuance of its June 30, 2014 financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The ASU provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

In March 2013, FASB issued an amendment to the accounting guidance on foreign currency matters in order to clarify the guidance for the release of cumulative translation adjustments. The guidance is effective for interim and annual periods beginning on or after December 15, 2013. The adoption of this amended accounting guidance did not have any impact on the Company’s consolidated financial position and results of operations.

3. Other Receivables

Other receivables as of December 31, 2014 and 2013, consists of the following:

	2014	2013
Receivables related to the sale of New Jersey net operating losses	$—	$1,412,302
Other receivables	21,102	5,011
	$21,102	$1,417,313

4. Other Current Assets

Other current assets as of December 31, 2014 and 2013, consists of the following:

	2014	2013
Clinical trial materials	$458,278	$468,389

5. Property and Equipment

Property and equipment as of December 31, 2014 and 2013, including assets held under capital lease, consists of the following:

	2014	2013
Computer and equipment	$144,138	$136,498
Furniture and office equipment	96,457	96,457
Laboratory equipment	1,723,331	1,760,633
Capital lease equipment	155,524	155,523
Leaseholds	37,789	37,789
	2,157,239	2,186,900
Less: Accumulated depreciation	(1,152,827)	(1,048,321)
	$1,004,412	$1,138,579

During the years ended December 31, 2014 and 2013, depreciation and amortization expense was $195,492 and $197,743 respectively.

In February 2012, the Company closed a laboratory and consigned certain property and equipment for sale with net book value of $507,622. During 2014, the Company wrote off the net book value of the remaining consigned equipment of $74,086. The Company determined that the carrying amount of these assets as of December 31, 2014 was not recoverable and less than the fair value less the cost to sell.

During 2014, the Company wrote off other property and equipment and incurred a loss of $3,538. In 2013, assets with a net book value of $177,827 were sold for proceeds of $51,776, resulting in a loss on disposal of $126,051. During 2013, the also Company wrote off other property and equipment and incurred a loss of $582.

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

6. Other Assets

Other assets as of December 31, 2014 and 2013 consist of the following:

	2014	2013
Deferred financing costs (see Note 8)	$539,296	$—
Other non-current assets	5,205	5,745
	$544,501	$5,745

7. Accrued Liabilities

Accrued liabilities as of December 31, 2014 and 2013, consists of the following:

	2014	2013
Accrued bonuses	$816,144	$624,472
Accrued salaries and vacation	152,700	143,484
Accrued professional fees	8,904	30,911
Accrued clinical trial expenses	633,395	636,497
Interest payable	83,958	—
Accrued other	40,319	195,445
	$1,735,420	$1,630,809

8. Loans Payable

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules. The first $10 million of the term loan was funded at closing, and is repayable in installments over forty-eight months including an initial interest-only period of eighteen months after closing. The remaining $5 million of the term loan can be drawn down at the Company’s option at any time until March 31, 2015. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the US prime rate with interest only period until December 1, 2015. The funds will be used to provide general working capital.

Pursuant to the loan agreement, the Company issued Hercules a warrant to purchase 158,006 shares of the Company’s common stock at an exercise price of $2.67 per share with a term of five years. The fair value of the warrants of $320,752 and financing costs of $357,253 incurred in connection with the term loan were recorded as debt issuance costs and will be amortized as interest expense using the effective interest method over the term of the loan. Amortization of debt issuance costs was $138,709 for the year ended December 31, 2014 and the remaining unamortized debt issuance costs of $539,296 are included in other non-current assets.

In addition, the Company will pay an end of term charge of $592,500 on the earliest to occur of (i) the term loan maturity date, (ii) the date that the Company prepays the outstanding loan, or (iii) the date that the loan become due and payable. The end of term charge will be accrued as additional interest expense using the effective interest rate method over the term of the loan. The Company accrued $121,217 of this fee during the year ended December 31, 2014.

Long-term debt as of December 31, 2014 consists of the following:

Loan payable	$10,000,000
End of term fee	121,217
10,121,217
Less: Current portion	(284,961)
Long-term debt	$9,836,256

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

9. Stockholders’ Equity

Public Offering of Common Stock and Warrants to Purchase Common Stock

On October 28, 2014, the Company completed a public offering of 7,602,823 shares of common stock and warrants to purchase up to 760,282 shares of its common stock, including the exercise in full of the underwriters’ overallotment option to purchase up to an additional 991,673 shares of common stock and warrants to purchase 99,167 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase 0.10 of a share of common stock at a price of $1.95 per unit. The Company received approximately $13.6 million in net proceeds from the public offering after payment of fees, expenses and underwriting expenses. The shares of common stock and the warrants were immediately separable and were issued separately. The warrants have an exercise price of $3.58 per share and have a term of five years. In addition, the Company issued to the underwriters, underwriter warrants to purchase 114,042 shares of common stock at an exercise price of $3.58 per share.

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

Warrants

The following table summarizes the warrants outstanding to purchase common stock at December 31, 2014:

Issue date	Number of warrants	Exercise price	Term
March 2009	12,445	$11.25	7 years
December 2011	123,585	$5.21	7 years
February 2012	3,700	$5.21	6 years
June 2012	17,267	$5.21	7 years
August 2012	112,536	$5.21	7 years
April 2013	161,327	$5.21	7 years
April 2013	3,977,290	$3.58	7 years
May 2014	158,006	$2.67	5 years
October 2014	874,324	$3.58	5 years
	5,440,480

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

10. Stock Based Compensation

2013 Equity Incentive Plan

In 2013, the Company adopted the Celator Pharmaceuticals, Inc. 2013 Equity Incentive Plan (the “Plan”) and the number of shares authorized for awards of equity options or other equity instruments under this Plan are 4,205,847. At December 31, 2014, 1,200,560 stock options remain available to be granted. The Company has reserved shares of its common stock to permit exercise of options in accordance with the terms of the Plan.

Options granted under the Plan may be incentive stock options or non-qualified stock options. Incentive stock options may only be granted to employees. The board of directors, or a committee of the board of directors appointed to administer the Plan, determines the period over which options become exercisable and the conditions under which stock awards are granted and become vested.

The following table summarizes the activity of the Company stock option plans for the years ended December 31, 2014 and 2013:

		Number of options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding at	January 1, 2013	806,788	$2.52
	Granted	1,864,559	3.18
	Exercised	(8,803)	2.81
	Cancelled	(84,292)	2.98
Outstanding at	December 31, 2013	2,578,252	$2.98
	Granted	502,100	3.13
	Exercised	(42,936)	2.34
	Cancelled	(32,129)	2.97
Outstanding at	December 31, 2014	3,005,287	$3.02	7.2	$9,801
Exercisable at	December 31, 2014	1,352,056	$2.82	5.3	$9,771

The following table summarizes stock options outstanding as of December 31, 2014:

Range of exercise price	Number outstanding	Average exercise price	Remaining contractual life (years)	Number exercisable	Average exercise price
$1.12 – $1.95	14,632	$1.29	6.6	11,632	$1.12
$2.25 – $3.40	2,672,246	2.96	7.0	1,258,100	2.79
$3.47 – $3.80	318,409	3.52	8.9	82,324	3.51
	3,005,287	$3.02	7.2	1,352,056	$2.82

A summary of unvested awards activity during the year ended December 31, 2014 is as follows:

	Number	Grant date fair value
January 1, 2014	1,810,203	$4,146,515
Granted	502,100	1,343,817
Vested	(659,072)	(1,478,969)
December 31, 2014	1,653,231	$4,011,363

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

10. Stock Based Compensation  – (continued)

The following table provides information regarding stock options activity for the year ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
Stock compensation expense recognized	$1,350,243	$538,643
Weighted average grant-date fair value of stock options issued (per share)	$2.68	$2.29
Grant-date fair value of stock options issued	$1,343,817	$4,266,120
Intrinsic value of stock options exercised	$32,892	$2,566
Volatility	114.4%	117.7%
Risk-free interest rate	2.0%	1.9%
Dividend yield	0.0%	0.0%
Expected life in years	6.2	6.2

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

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. At December 31, 2014, the total compensation cost related to non-vested awards not yet recognized and weighted average period over which it will be recognized was $3,641,722 and 2.6 years, respectively.

11. Benefit Plans

The Company has a domestic employee 401K savings plan. Beginning in 2014, the Company matches 50% of each employee’s contribution up to a maximum of 6% of the employee’s earnings for contributions made to the domestic 401K savings plan and to individual registered retirement savings plans in Canada. The Company’s matching contributions to the savings plan were $111,509 in 2014.

12. Income Taxes

Loss before income taxes consisted of the following:

	Year ended December 31,
	2014	2013
Domestic	$(16,710,376)	$(20,038,881)
Foreign	(2,129,263)	(2,217,576)
Total	$(18,839,639)	$(22,256,457)

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

12. Income Taxes  – (continued)

A reconciliation of the Statutory United States federal income tax rate to the Company’s effective rate and for December 31, 2014 and 2013 is as follows:

	Year ended December 31,
	2014	2013
Loss before income taxes	$(18,839,639)	$(22,256,457)
Federal rate	34%	34%
US Federal statutory tax rate	6,405,477	7,567,195
State, net of federal rate	837,307	487,083
Permanent differences	(1,030,698)	(2,548,770)
Research and development tax credits	833,271	72,377
Other	386,594	(113,803)
Changes to valuation allowances	(5,495,195)	(4,051,780)
	$1,936,756	$1,412,302

In 2014 and 2013, the Company was approved to sell New Jersey net operating loss carryforwards (“NOLS”) under the New Jersey Technology Business Tax Certificate Transfer Program, which resulted in the recognition of an income tax benefit of $1,936,756 and $1,412,302, respectively.

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carry forwards. Significant components of the Company’s total deferred tax asset as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Net operating loss carry forwards	$43,176,150	$38,619,755
Research and development loss pool carry forwards	3,512,452	3,865,195
Deferred revenue	229,410	384,615
Accrued expenses and other	440,342	287,272
Stock based compensation	1,094,135	529,645
Property and equipment	(267,909)	(366,186)
R&D and investment tax credit carry forwards	1,125,434	494,523
Deferred tax assets	$49,310,014	$43,814,819
Deferred tax assets valuation allowance	$(49,310,014)	$(43,814,819)
	$—	$—

The valuation allowance at December 31, 2014 and 2013 was primarily related to R&D investment tax credits carryforwards and expenditures, federal and state net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

At December 31, 2014, the Company had net operating loss carryforwards for Federal income tax purposes of $124,704,785 which are available to offset future Federal taxable income, if any, through 2022. The Company has U.S. Research and Development tax credits carryforwards for federal income tax purposes of $674,435 which are available to offset future federal tax liability, if any, through 2025. The Company has net operating loss carryforwards for state income tax purposes of $15,530,804 which are available to offset future state taxable income through 2034.

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

12. Income Taxes  – (continued)

At December 31, 2014 and 2013, the Company had Canadian federal investment tax credits of approximately $450,999 and $494,523, respectively, available to reduce taxes payable through 2030. The Company has no Canadian tax loss carry forwards.

13. Geographic Segment Information

The Company operates in the United States and Canada. The Company’s CPX-351 clinical trial materials are manufactured by a third party using the Company’s equipment located in Germany. Geographic net loss information is based on the location whereby the expenses were incurred. The geographic information about total assets is based on the physical location of the assets.

	Total Assets
	December 31,
	2014	2013
United States	$34,027,837	$26,190,516
Canada	223,572	284,563
Germany	867,694	997,671
Total Assets	$35,119,103	$27,472,750

	Net Loss
	Year ended December 31,
	2014	2013
United States	$(14,773,620)	$(18,626,579)
Canada	(2,129,263)	(2,217,576)
Total Net Loss	$(16,902,883)	$(20,844,155)

14. Leukemia and Lymphoma Society funding

In June 2012, the Company entered into an agreement with the Leukemia & Lymphoma Society® (“LLS”) pursuant to which LLS has agreed to provide up to $5.0 million in funding from the LLS Therapy Acceleration Program (“TAP program”) for the Phase 3 clinical study of the Company’s lead compound CPX-351. Upon execution of the agreement, the Company received an upfront payment of $2.0 million and may receive further payments of $3.0 million upon the achievement of clinical milestones. The Company recorded the $2.0 million upfront payment as deferred revenue which will be recognized on a straight-line basis over the estimated performance period of the funding agreement. During the years ended December 31, 2014 and 2013, the Company recognized $542,986 and $561,086, respectively related to the amortization of the upfront payment. The estimated performance period is expected to be complete in January 2016. During 2014, the Company met two separate milestones under the agreement which resulted in the recognition of $1.0 million which was recorded as Leukemia & Lymphoma Society funding. The agreement remains in effect until the completion of the milestones unless terminated earlier in accordance with the provisions in the agreement. The Company may terminate the agreement at any time during its term upon at least 30 days’ prior written notice to LLS or upon written notice to LLS upon the termination of the CPX-351 program. LLS may terminate this agreement upon 90 days prior written notice to the Company. Funding under the agreement is exclusively for use in support of the clinical development activities of the research program. Provided the Company believes the product is safe and effective, the Company has agreed that, for a period of five years following the expiration or termination of the agreement, the Company will take such steps as are commercially reasonable to further the clinical development of the product and to bring the product to practical application for Acute Myeloid Leukemia.

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

15. Commitments and Contingencies

In September 2014, the Company entered into a lease agreement for a laboratory space in Vancouver, British Columbia, which expires in September 2015. The remaining minimum lease payments as of December 31, 2014 were $25,087.

In March 2013, the Company entered into an office lease agreement for office space in Ewing, New Jersey, which commenced in June 2013 with a term of sixty months. The remaining minimum lease payments as of December 31, 2014 were $495,840. Under the Ewing, New Jersey lease agreement, the Company will be obligated to maintain a letter of credit from a bank with respect to its security deposit obligations in the amount of $200,000 during the first year of the Agreement, which amount will be reduced by $40,000 per year on each of December 1, 2014, 2015, and 2016 and by $60,000 on December 1, 2017.

In February 2013, the Company renewed its office lease agreements for office space in Vancouver, British Columbia, effective April 1, 2013, which expires in June 2016. The remaining minimum lease payments as of December 31, 2014 were $93,292.

Rent expense amounted to $221,867 in 2014 and $246,784 in 2013. Minimum lease payments on all operating leases are as follows:

Year ending December 31,
2015	$232,932
2016	177,013
2017	145,475
2018	72,372
Total	$627,792

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

The Company has a collaborative research agreement dated May 2001 with the British Columbia Cancer Agency (“BCCA”) whereby in consideration for the license and conditional assignment of all Company-sponsored intellectual property to the Company by BCCA, the Company will pay to BCCA a royalty in the low single digits on net sales of royalty-bearing products in territories so long as a valid claim exists for inventions made between June 2000 and June 2005 under the agreement. All obligations relating to the conduct of the research and assignment of intellectual property have been completed. No payments of

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

15. Commitments and Contingencies  – (continued)

royalties have been made to date. Either party may terminate the agreement if the other party commits a material breach or default and such breach or default is not reasonably cured within 45 days.

In consideration of funding by LLS and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, the Company may be required to pay LLS a cash multiple on the LLS funding, (LLS funding is the $5 million in support of the Phase 3 study in addition to the approximately $4.1 million the Company received in support of the Phase 2 study). Subject to exclusions under the agreement, the Company is obligated to pay LLS an amount equal to 50% of the cash payments the Company receives from out-licenses and transfers of rights to the product or other liquidity event, as defined in the agreement, until LLS has received an amount equal to 1.5 times the amount of funding the Company receives from LLS. The total amount payable by the Company to LLS will not exceed 3.55 times the amount of funding received from LLS, with the specific amount depending on when the payment(s) occur relative to the timing of the research program and product commercialization. The payments may take the form of cash payments or royalties (not to exceed 5% of net sales) but will not exceed the maximum amount referred to in the preceding sentence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELATOR PHARMACEUTICALS, INC.

By:	/s/ Scott T. Jackson Scott T. Jackson, Chief Executive Officer

Date: March 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott T. Jackson Scott T. Jackson	Chief Executive Officer and a Director (principal executive officer)	March 17, 2015
/s/ Fred M. Powell Fred M. Powell	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 17, 2015
/s/ Michael Dougherty Michael Dougherty	Chairman	March 17, 2015
/s/ Jean-Pierre Bizzari Jean-Pierre Bizzari	Director	March 17, 2015
/s/ Richard S. Kollender Richard S. Kollender	Director	March 17, 2015
/s/ Joseph Lobacki Joseph Lobacki	Director	March 17, 2015
/s/ Joseph A. Mollica Joseph A. Mollica	Director	March 17, 2015
/s/ Scott Morenstein Scott Morenstein	Director	March 17, 2015
/s/ Nicole Vitullo Nicole Vitullo	Director	March 17, 2015

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q quarterly report filed on August 7, 2014.)
3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)
4.1	Amended and Restated Warrant issued to Square 1 Bank. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10 registration statement filed on November 13, 2012.)
4.2	Form of Amended and Restated Warrant. (Incorporated by reference to Exhibit 4.2 to the Company’s Form 10 registration statement filed on November 13, 2012.)
4.3	Comerica Bank Warrant issued March 11, 2009. (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Form 10 registration statement filed on December 28, 2012.)
4.4	Form of Warrant to Purchase Common Stock. (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K current report filed on May 3, 2013.)
4.5	Form of Warrant issued October 28, 2014. (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q quarterly report filed on November 13, 2014.)
4.6	Form of Warrant Agreement between the Company and American Stock Transfer. (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K current report filed on October 23, 2014.
4.7	Form of Underwriter Warrant. (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K current report filed on October 23, 2014.
4.8	Warrant Agreement dated May 9, 2014 issued to Hercules Technology Growth Capital. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q quarterly report filed on August 7, 2014.)
10.1*	Amended and Restated Employment Agreement dated December 19, 2002 between Dr. Lawrence Mayer and the Company. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.2*	Amended and Restated Employment Agreement dated as of August 26, 2013 between the Company and Scott T. Jackson. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed on August 27, 2013.)
10.3	Registration Rights Agreement dated as of April 29, 2013 among the Company and the investors identified on the signature pages thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on May 3, 2013.)
10.4*	Letter Agreement dated December 4, 2007 between Joseph A. Mollica, Ph.D. and the Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.5*	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.6*	Amended and Restated 2005 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.7**	Exclusive License Agreement dated June 28, 2007 between Princeton University and the Company, as amended on July 6, 2010 and August 20, 2012. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.8**	Clinical and Commercial Manufacturing and Supply Agreement dated as of December 22, 2010 between Baxter Oncology GmbH and the Company. (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Form 10 registration statement on January 30, 2013.)

Exhibit No.	Description
10.9**	Collaborative Research Agreement dated May 11, 2001 between the Company and the British Columbia Cancer Agency. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.10	Settlement Agreement dated August 5, 2008 between the British Columbia Cancer Agency and the Company. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.11**	Definitive Agreement dated June 27, 2012 between Leukemia & Lymphoma Society and the Company. (Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Form 10 registration statement on January 30, 2013.)
10.12*	Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.13*	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.14*	Form of Nonqualified Stock Option Agreement (Non-VC Directors). (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.15*	Form of Nonqualified Stock Option Agreement (VC Directors). (Incorporated by reference to Exhibit 10.15 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.16	Intentionally omitted.
10.17	2013 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed on May 24, 2013.)
10.18	2013 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on May 24, 2013.)
10.19*	Letter and Restrictive Covenant Agreement dated December 7, 2012 between the Company and Fred M. Powell. (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Form 10 registration statement on January 30, 2013.)
10.20	Loan and Security Agreement dated as of May 9, 2014 by and among Celator Pharmaceuticals, Inc., Celator Pharmaceuticals Corp. and the lenders and Hercules Technology Growth Capital, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q quarterly report filed on August 7, 2014.)
10.21	Princeton South Corporate Center Office Lease dated March 1, 2013 between Princeton South Investors, LLC and the Company. (Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K annual report for the year ended December 31, 2012 filed on April 1, 2013.)
10.22	Right to Invest Letter dated May 9, 2014 between the Company and Hercules Technology Growth Capital, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q quarterly report filed on August 7, 2014.)
14.1	Code of Conduct. (Incorporated by reference to Exhibit 14.1 to the Company’s Form 8-K filed on April 18, 2013.)
21.1	Subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Company’s Form 10 registration statement filed on November 13, 2012.)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

Exhibit No.	Description
101.1	The following materials from Celator Pharmaceuticals Inc.’s annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Loss for years ended December 31, 2014 and 2013, (ii) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for years ended December 31, 2014 and 2013, (iv) Consolidated Statements of Stockholders’ Equity for years ended December 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.
**	Subject to a Confidential Treatment Order for confidential treatment of certain confidential portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.