Form 10-Q
period 2015-03-31
Celator Pharmaceuticals Inc
filed 2015-05-07
CIK 1327467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 7, 2015 was 33,741,872.

CELATOR PHARMACEUTICALS, INC.

Part I. Financial Information

Item 1. Financial Statements

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$32,897,812	$32,413,777
Restricted cash	191,673	194,561
Other receivables	25,966	21,102
Prepaid expenses and deposits	400,926	482,472
Other current assets	442,012	458,278
Total current assets	33,958,389	33,570,190
Property and equipment, net	973,422	1,004,412
Other assets	570,597	544,501
Total assets	$35,502,408	$35,119,103

Liabilities
Current liabilities:
Current portion of debt	$1,726,559	$284,961
Accounts payable	763,812	723,765
Accrued liabilities	1,278,539	1,735,420
Current portion of deferred revenue	452,489	542,986
Total current liabilities	4,221,399	3,287,132

Deferred revenue	-	45,249
Deferred rent	43,190	45,408
Loans payable	13,438,804	9,836,256
Total liabilities	17,703,393	13,214,045

Stockholders' equity
Preferred stock
Authorized 20,000,000 shares, par value $0.001	-	-
Common stock
Authorized 200,000,000 shares, par value $0.001
Issued and outstanding 33,741,872 and 33,681,355 shares as of March 31, 2015 and December 31, 2014, respectively	33,742	33,681
Warrants	1,083,193	1,083,193
Additional paid-in capital	171,894,582	171,289,703
Accumulated other comprehensive loss	(1,133,266)	(1,133,266)
Accumulated deficit	(154,079,236)	(149,368,253)
Total stockholders' equity	17,799,015	21,905,058
Total liabilities and stockholders' equity	$35,502,408	$35,119,103

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Loss

(Unaudited)

	Three months ended
	March 31
	2015	2014
Expenses
Research and development	$2,708,011	$2,967,853
Leukemia & Lymphoma Society funding	(135,747)	(635,747)
General and administrative	1,761,449	1,888,267
Amortization and depreciation	48,928	47,735
Operating loss	(4,382,641)	(4,268,108)
Other income (expenses)
Foreign exchange gain (loss)	9,639	(11,708)
Interest and miscellaneous income	3,141	2,315
Interest expense	(341,122)	-
Net loss	$(4,710,983)	$(4,277,501)

Net loss per share
Basic and diluted	$(0.14)	$(0.16)

Weighted average of common shares outstanding
Basic and diluted	33,704,889	26,037,504

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2015

(Unaudited)

	Common Stock			Additional Paid-In	Accumulated Other		Stockholders’
	Number	Amount	Warrants	Capital	Comprehensive Loss	Accumulated Deficit	Equity

Balance at December 31, 2014	33,681,355	$33,681	$1,083,193	$171,289,703	$(1,133,266)	$(149,368,253)	$21,905,058
Stock-based compensation	-	-	-	359,200	-	-	359,200
Warrants issued	-	-	-	76,897	-	-	76,897
Stock issued for payment of accrued bonuses	60,517	61	-	168,782	-	-	168,843
Net loss for the period	-	-	-	-	-	(4,710,983)	(4,710,983)
Balance at March 31, 2015	33,741,872	$33,742	$1,083,193	$171,894,582	$(1,133,266)	$(154,079,236)	$17,799,015

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31
	2015	2014
Operating activities
Net loss	$(4,710,983)	$(4,277,501)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	48,928	47,735
Non-cash stock-based compensation expense	359,200	302,982
Non-cash financing costs	94,664	-
Changes in operating assets and liabilities
Other receivables	(4,864)	1,407,709
Prepaid expenses and deposits	79,617	319,089
Restricted cash	(8)	(13)
Other current assets	16,266	(15,931)
Other assets	-	(29,938)
Accounts payable	46,113	(122,129)
Accrued liabilities	(285,171)	(365,909)
Deferred rent liability	(2,218)	(1,620)
Deferred revenue	(135,746)	(135,747)
Cash used in operating activities	(4,494,202)	(2,871,273)

Investing activities
Purchase of property and equipment	(17,938)	(2,436)
Cash used in investing activities	(17,938)	(2,436)

Financing activities
Proceeds from issuance of common stock and on options exercised	-	104,387
Proceeds from loans payable	5,000,000	-
Cash provided by financing activities	5,000,000	104,387

Effect of foreign exchange rate changes	(3,825)	(8,137)

Net change in cash	484,035	(2,777,459)
Cash and cash equivalents, beginning of period	32,413,777	23,589,516
Cash and cash equivalents, end of period	$32,897,812	$20,812,057

Supplemental disclosure of cash flow information
Interest paid	243,750	-
Warrants issued in connection with debt issuance costs	76,897	-
Common stock issued in payment of accrued bonuses	168,843	-

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

The Company has incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2015, the Company had an accumulated deficit of $154.1 million. The Company expects operating losses and negative cash flows to continue for the foreseeable future until such time, if ever, that it can generate significant revenues from its product candidates currently in development. At March 31, 2015, the Company had cash and cash equivalents of $32.9 million. Management believes that the cash and cash equivalents at March 31, 2015 will be sufficient to meet estimated working capital requirements and fund planned operations into the second half of 2016.

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes included in Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted.

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

New Accounting Pronouncements: In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance, which requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related liability, rather than as a deferred charge. The updated guidance is effective retroactively for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted but we do not anticipate electing early adoption. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

In February 2015, the FASB issued guidance, which modifies the analysis regarding the evaluation of certain types of entities to be consolidated. Specifically, it (1) modifies the assessment of whether limited partnerships are variable interest entities (VIEs), (2) eliminates the presumption that a limited partnership should be consolidated by its general partner, (3) removes certain conditions for the evaluation of whether a fee paid to a decision maker constitutes a variable interest, and (4) modifies the evaluation concerning the impact of related parties in the determination of the primary beneficiary of a VIE. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued guidance, which completely eliminates all references to and guidance concerning the concept of an extraordinary item from GAAP. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

The Company recognizes transfers between input levels as of the actual date of event. There were no transfers between levels and the following table provides the assets carried at fair value:

March 31, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Fund	$26,760,185	$26,760,185	$-	$-

December 31, 2014
Assets:
Money Market Fund	$29,500,819	$29,500,819	$-	$-

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

4.	Other Current Assets

Other current assets as of March 31, 2015 and December 31, 2014, consist of the following:

	March 31, 2015	December 31, 2014
Clinical trial materials	$442,012	$458,278

5.	Property and Equipment

Property and equipment as of March 31, 2015 and December 31, 2014, including assets held under capital lease, consists of the following:

	March 31, 2015	December 31, 2014
Computer and equipment	$145,088	$144,138
Furniture and office equipment	96,457	96,457
Laboratory equipment	1,727,381	1,723,331
Capital lease equipment	155,524	155,524
Leaseholds	50,727	37,789
	2,175,177	2,157,239
Less: Accumulated depreciation	(1,201,755)	(1,152,827)
	$973,422	$1,004,412

During the three months ended March 31, 2015 and March 31, 2014, depreciation and amortization expense was $48,928 and $47,735 respectively.

6.	Other Assets

Other assets as of March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015	December 31, 2014
Deferred financing costs (see Note 8)	$565,675	$539,296
Other non-current assets	4,922	5,205
	$570,597	$544,501

7.	Accrued Liabilities

Accrued liabilities as of March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015	December 31, 2014
Accrued bonuses	$247,297	$816,144
Accrued salaries and vacation	191,530	152,700
Accrued professional fees	20,000	8,904
Accrued clinical trial expenses	386,419	633,395
Accrued drug manufacturing expenses	200,723	-
Interest payable	86,667	83,958
Accrued other	145,903	40,319
	$1,278,539	$1,735,420

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

8.	Loans Payable

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules Technology Capital Growth (“Hercules”). The first $10 million of the term loan was funded at closing. On March 30, 2015, the Company drew down the remaining $5 million of the term loan. The term loan is repayable in installments over forty-eight months including an initial interest-only period of eighteen months after closing. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the US prime rate with interest only period until December 1, 2015. The funds will be used to provide general working capital.

Pursuant to the loan agreement, the Company issued Hercules a warrant to purchase an aggregate of 210,675 shares of the Company’s common stock at an exercise price of $2.67 per share with a term of five years. The warrant is exercisable beginning on the date of issuance and expires May 9, 2019. The fair value of the warrants of $397,649 and financing costs of $357,253 incurred in connection with the term loan were recorded as debt issuance costs and will be amortized as interest expense using the effective interest method over the term of the loan. Amortization of debt issuance costs was $50,518 for the three months ended March 31, 2015 and the remaining unamortized debt issuance costs of $565,675 are included in other non-current assets.

In addition, the Company will pay an end of term charge of $592,500 on the earliest to occur of (i) the term loan maturity date, (ii) the date that the Company prepays the outstanding loan, or (iii) the date that the loan become due and payable. The end of term charge will be accrued as additional interest expense using the effective interest rate method over the term of the loan. The Company accrued $44,146 of this fee during the three months ended March 31, 2015.

Long-term debt as of March 31, 2015 and December 31, 2014, consists of the following:

	March 31, 2015	December 31, 2014
Loan payable	$15,000,000	$10,000,000
End of term fee	165,363	121,217
	15,165,363	10,121,217
Less: Current portion	(1,726,559)	(284,961)
Long-term debt	$13,438,804	$9,836,256

9.	Stock Based Compensation

2013 Equity Incentive Plan

In 2013, the Company adopted the Celator Pharmaceuticals, Inc. 2013 Equity Incentive Plan (the “Plan”). Options granted under the Plan may be incentive stock options or non-qualified stock options. Incentive stock options may only be granted to employees. The board of directors, or a committee of the board of directors appointed to administer the Plan, determines the period over which options become exercisable and the conditions under which stock awards are granted and become vested.

The following table summarizes the activity of the Company’s stock option plans for the three months ended March 31, 2015:

	Number of options	Exercise price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

December 31, 2014	3,005,287	$3.02
Granted	589,500	2.79
Exercised	-	-
Cancelled	(50,000)	3.17
March 31, 2015	3,544,787	$2.98	7.4	$99,045

Exercisable at March 31, 2015	1,558,473	$2.87	5.4	$97,485

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table provides information regarding stock options activity for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31
	2015	2014
Stock compensation expense recognized	$359,200	$302,982
Weighted average grant-date fair value of stock options issued (per share)	$2.31	$2.78
Grant-date fair value of stock options issued	$1,360,094	$1,096,710
Volatility	106.9%	115.0%
Risk-free interest rate	1.7%	2.1%
Dividend yield	0%	0%
Expected life in years	6.2	6.3
Intrinsic value of stock options exercised	$-	$38,892

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

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. At March 31, 2015, the total compensation cost related to non-vested awards not yet recognized and weighted average period over which it will be recognized was $4,519,837 and 2.8 years, respectively.

Stock Issuance

In February 2015, the Company issued 60,517 shares of common stock to certain Company employees as payment for bonus accrued or earned in 2014 fiscal year. For one year from the date of issuance, the shares issued are non-transferable and are subject to forfeiture if the holder violates any confidentiality undertaking, non-competition agreement, non-solicitation agreement or other restrictive covenant under the employee’s employment agreement with the Company.

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

	Total Assets
	March 31, 2015	December 31, 2014
United States	$34,511,653	$34,027,837
Canada	160,423	223,572
Germany	830,332	867,694
Total Assets	$35,502,408	$35,119,103

	Net Loss
	Three months ended
	March 31
	2015	2014
United States	$(4,311,341)	$(3,654,881)
Canada	(399,642)	(622,620)
Total Net Loss	$(4,710,983)	$(4,277,501)

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

11.	Commitments and Contingencies

In September 2014, the Company entered into a lease agreement for a laboratory space in Vancouver, British Columbia, which expires in September 2015. The remaining minimum lease payments as of March 31, 2015 were $14,900.

In March 2013, the Company entered into an office lease agreement for office space in Ewing, New Jersey, which commenced in June 2013 with a term of sixty months. The remaining minimum lease payments as of March 31, 2015 were $461,400. Under the Ewing, New Jersey lease agreement, the Company will be obligated to maintain a letter of credit from a bank with respect to its security deposit obligations in the amount of $200,000 during the first year of the Agreement, which amount will be reduced by $40,000 per year on each of December 1, 2014, 2015, and 2016 and by $60,000 on December 1, 2017.

In February 2013, the Company renewed its office lease agreements for office space in Vancouver, British Columbia, effective April 1, 2013, which expires in June 2016. The remaining minimum lease payments as of March 31, 2015 were $71,200.

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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the SEC, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

Overview

Celator Pharmaceuticals, Inc., is a clinical stage biopharmaceutical company that is transforming the science of combination therapy, and developing products to improve patient outcomes in cancer. Celator’s proprietary technology platform, CombiPlex®, enables the rational design and rapid evaluation of optimized combinations incorporating traditional chemotherapies as well as molecularly targeted agents to deliver enhanced anti-cancer activity. CombiPlex addresses several fundamental shortcomings of conventional combination regimens, as well as the challenges inherent in combination drug development, by identifying the most effective synergistic molar ratio of the drugs being combined in vitro , and fixing this ratio in a nano-scale drug delivery complex to maintain the optimized combination after administration and ensure its exposure to the tumor. Celator’s pipeline includes lead product, CPX-351 (a liposomal formulation of cytarabine:daunorubicin) for the treatment of acute myeloid leukemia; CPX-1 (a liposomal formulation of irinotecan:floxuridine) for the treatment of colorectal cancer; a preclinical stage product candidate, CPX-8 (a hydrophobic docetaxel prodrug nanoparticle formulation), being studied by the National Cancer Institute’s Nanotechnology Characterization Laboratory. The Company is advancing the CombiPlex platform and broadening its application to include molecularly targeted therapies and epigenetic modulators. Areas of investigation include:

•    Combinations targeting signaling pathways associated with major cancer indications

•    Combinations of existing chemotherapeutics with molecularly targeted agents

•    Combinations of epigenetic modulators

The majority of our current research and development funds will be spent on our lead product candidate, CPX-351. The three major CPX-351 studies are:

•    Study 204 — Randomized Phase 2 Study of CPX-351 in Newly Diagnosed Acute Myeloid Leukemia (“AML”) Patients Age 60 – 75

•    Study 205 — Randomized Phase 2 Study of CPX-351 in AML in First Relapse, Patients Age 18 – 65

•    Study 301 — Randomized Phase 3 Study in Patients with high risk secondary AML (“sAML”), Patients Age 60 – 75

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

Study 301 is a randomized controlled Phase 3 study in patients with sAML, with overall survival as the primary endpoint. This Phase 3 study has been undertaken to confirm the Study 204 clinical observations where CPX-351 provided the largest efficacy improvements in sAML patients and to provide the necessary data for product registration. Study 301 enrolled the first patient in December 2012 and closed enrollment in November 2014. On October 24, 2014, the Company achieved the target enrollment, of 300 patients, in the Phase 3 study of CPX-351. The independent Data and Safety Monitoring Board review in December 2014 reviewed the first 225 patients randomized, which review recommended that the study continue as planned without any modifications. Sites in the U.S. and Canada are participating in this study.

This Phase 3 study is a multicenter, randomized, open-label study testing CPX-351 versus the current standard of care, conventional cytarabine and daunorubicin therapy (7+3) in patients with untreated high-risk sAML. The Phase 3 clinical study is being conducted in patients 60 – 75 years of age, with untreated, high risk sAML. The Company expects the following milestones related to its Phase 3 clinical study:

•    Q2 2015 — Analysis of the induction response rate (CR+CRi), a secondary endpoint of the study.

•    Q1 2016 — Analysis of overall survival, the primary endpoint of the study.

•    2H 2016 — NDA to be filed.

The Phase 3 clinical study is being conducted in patients, 60 – 75 years of age, with untreated, high risk sAML who can tolerate intensive chemotherapy. This patient population is intended to be the first indication for which the Company is seeking regulatory approval.

In June 2012, Celator entered into an agreement with LLS pursuant to which the LLS is providing $5.0 million in funding from the LLS Therapy Acceleration Program (“TAP”) program for the Phase 3 study of CPX-351. The agreement provided for LLS to make an upfront payment of $2.0 million to Celator, which was received in July 2012, and further payments totaling an additional $3.0 million on the achievement of clinical milestones; however, the amount may be refundable by the Company in the event of a material breach by the Company under the agreement. The $2.0 million upfront payment has been recorded as deferred revenue and will be recognized over the estimated performance period of the research and development services to be provided under the agreement. As of March 31, 2015, $0.5 million was deferred. Since November 2012, Celator has received a total of $2.0 million for milestones achieved under this agreement. In consideration of LLS’s funding, and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, the Company must pay LLS a multiple on the LLS funding. (LLS funding is the $5 million in support of the Phase 3 study in addition to the approximately $4.1 million the Company received in support of the Phase 2 study during 2010 and 2011). Subject to exclusions under the agreement, the Company is obligated to pay LLS an amount equal to 50% of the cash payments the Company receives from outlicenses and transfers of rights to the product or other liquidity event, as defined in the agreement, until LLS has received an amount equal to 1.5 times the amount of funding the Company receives from LLS. The total amount payable by the Company to LLS will not exceed 3.55 times the amount of funding received from LLS, with the specific amount depending on when the payment(s) occur relative to the timing of the research program and product commercialization. The payments may take the form of cash payments or royalties (not to exceed 5% of net sales) but will not exceed the maximum amount referred to in the preceding sentence.

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules Technology Capital Growth (“Hercules”). The first $10 million of the term loan was funded at closing. On March 30, 2015, the Company drew down the remaining $5 million of the term loan. The term loan is repayable in installments over forty-eight months including an initial interest-only period of eighteen months after closing. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the US prime rate with interest only period until December 1, 2015. The funds will be used to provide general working capital.

Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Expenses

Research and Development: The Company charges research and development costs to operations as incurred. Research and development expenses were $2,708,000 for the three months ended March 31, 2015 compared to $2,968,000 for the three months ended March 31, 2014 reflecting a decrease of $260,000. The decrease was primarily attributable to $138,000 decrease in manufacturing and drug and lipid costs and $268,000 for a metabolism study which began during the second half of 2013 for CPX-351 and ended in 2014. These decreases were offset by increases in outsourced clinical trial and regulatory activities related to CPX-351 of $125,000,.

LLS Funding:   The LLS revenue recognized for the three months ended March 31, 2015 was $136,000 compared to $636,000 for 2014, reflecting a decrease of $500,000. The amount recognized during the three months ended March 31, 2015 represents the amortization of a $2,000,000 upfront payment received during 2012, which was deferred and is being recognized over the estimated performance period of the research and development services to be provided under the agreement. The $636,000 recognized in 2014 represents receipt of $500,000 from LLS for the fourth milestone achieved in January 2014 and amortization the upfront payment received during 2012 of $136,000.

General and Administrative: General and administrative expenses consist largely of salaries and related benefits, external costs for professional fees relating to legal, accounting and tax services, lease expense for the facilities, public company related costs and external consulting costs associated with investor relations, commercial operations and strategic planning.

General and administrative expenses were $1,761,000 for the three months ended March 31, 2015 compared to $1,888,000 for the three months ended March 31, 2014, reflecting a decrease of $127,000. The decrease was primarily attributable to $175,000 decrease in professional fees, and $20,000 decrease in franchise taxes. These decreases were offset by increases in compensation and stock option expenses of $41,000 and investor relations expenses of $24,000.

Amortization and Depreciation: Amortization and depreciation expense was $49,000 for the three months ended March 31, 2015 and $48,000 for the three months ended March 31, 2014.

Other Income and Expenses

Interest Expense: Interest expense was $341,000 for the three months ended March 31, 2015 related to interest on a Hercules Technology Capital Growth term loan entered into in May 2014 which includes $95,000 related to non-cash amortization of deferred financing costs and the accrual of the end of term charge.

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

The Company believes that, with $32.9 million in cash and cash equivalents as of March 31, 2015, it has the resources to meet estimated working capital requirements to fund operations into the second half of 2016. The Company expects to continue to incur losses as it funds research and development activities and commercial launch activities, and the Company does not expect material revenues for at least the next few years.

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules. The first $10 million of the term loan was funded at closing. On March 30, 2015, the Company drew down the remaining $5 million of the term loan. The term loan is repayable in installments over forty-eight months including an initial interest-only period of eighteen months after closing Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the US prime rate with interest only period until December 1, 2015. The funds will be used to provide general working capital.

The Company’s future capital requirements will depend on many factors, including those factors described in Item 1A. “Risk Factors” of the 2014 Form 10-K annual report as well as the Company’s ability to execute on its business and strategic plans as currently conceived.

Cash Flows

Net cash used in operating activities was $4,494,000 for the three months ended March 31, 2015. The three months ended March 31, 2015 amount reflected the Company’s net loss of $4,711,000, offset by $503,000 in net non-cash charges including non-cash interest expense of $95,000 related to the Hercules loan, amortization and depreciation of $49,000, and stock-based compensation expense of $359,000. In addition, the Company used $286,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the three months ended March 31, 2015. The changes in operating assets and liabilities were decreases in accrued expenses of $285,000, deferred revenue of $136,000, deferred rent of $2,000 and increase in other receivables of $5,000. Offsetting these changes were decreases in prepaid expenses and deposits of $80,000, other current assets of $16,000, and increase in accounts payable of $46,000.

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

Cash used in investing activities was $18,000 for the three months ended March 31, 2015 for acquisition of property and equipment. Cash used in investing activities was $2,000 for the three months ended March 31, 2014 for acquisition of property and equipment.

Cash provided by financing activities was $5,000,000 for the three months ended March 31, 2015 for proceeds from a loan. Cash provided by financing activities for the three months ended March 31, 2014 was $104,000 from exercised stock options during the period.

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

Critical Accounting Policies

The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended December 31, 2014 included in Celator Pharmaceuticals Inc.’s Form 10-K filed. There have been no significant changes in the Company’s critical accounting policies since December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest excess cash in investment grade, interest-bearing securities and at March 31, 2015, had approximately $26.8 million invested in money market instruments. Such investments are subject to interest rate and credit risk and are not fully insured by the federal government. We believe our policy of investing in highly rated securities, whose liquidities are, at March 31, 2015, all less than 90 days minimizes such risks. In addition, while a hypothetical one percent per annum decrease in market interest rates would have decreased our interest income for the period, it would not have resulted in a loss of the principal and the decline in interest income would have been immaterial to us.

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Canadian dollars. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations, and during the three months ended March 31, 2015 and 2014, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

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

You should consider carefully the risk factors, together with all of the other information included in our Annual Report on Form 10-K for the year ended December 31, 2014. Each of these risk factors could adversely affect our business, results of operations and financial condition, as well as adversely affect the value of an investment in our common stock. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the three months ended March 31, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q quarterly report filed on August 7, 2014.)

3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.1	The following financial statements from Celator Pharmaceuticals Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31 2015 and December 31, 2014, (ii) the Statements of Loss for the three months ended March 31, 2015 and 2014, (iii) Statement of Shareholders’ Equity for the three months ended March 31, 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELATOR PHARMACEUTICALS, INC.

Signature	Title	Date

/s/ Scott T. Jackson	Chief Executive Officer and a Director	May 7, 2015
Scott T. Jackson	(principal executive officer)

/s/ Fred M. Powell Fred M. Powell	Vice President and Chief Financial Officer (principal financial and accounting officer)	May 7, 2015

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q quarterly report filed on August 7, 2014.)

3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.1	The following financial statements from Celator Pharmaceuticals Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31 2015 and December 31, 2014, (ii) the Statements of Loss for the three months ended March 31, 2015 and 2014, (iii) Statement of Shareholders’ Equity for the three months ended March 31, 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

