Form 10-Q
period 2015-06-30
Celator Pharmaceuticals Inc
filed 2015-08-11
CIK 1327467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 10, 2015 was 33,799,539.

CELATOR PHARMACEUTICALS, INC.

Part I. Financial Information

Item 1. Financial Statements

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$28,481,204	$32,413,777
Restricted cash	192,126	194,561
Other receivables	925,869	21,102
Prepaid expenses and deposits	589,345	482,472
Other current assets	433,270	458,278
Total current assets	30,621,814	33,570,190
Property and equipment, net	940,218	1,004,412
Other assets	554,888	544,501
Total assets	$32,116,920	$35,119,103

Liabilities
Current liabilities:
Current portion of debt	$3,054,749	$284,961
Accounts payable	1,079,592	723,765
Accrued liabilities	2,086,308	1,735,420
Current portion of deferred revenue	316,742	542,986
Total current liabilities	6,537,391	3,287,132

Deferred revenue	-	45,249
Deferred rent	40,971	45,408
Loan payable	12,156,380	9,836,256
Total liabilities	18,734,742	13,214,045

Stockholders' equity
Preferred stock
Authorized 20,000,000 shares, par value $0.001	-	-
Common stock
Authorized 200,000,000 shares, par value $0.001
Issued and outstanding 33,799,539 and 33,681,355 shares as of June 30, 2015 and December 31, 2014, respectively	33,800	33,681
Warrants	1,083,193	1,083,193
Additional paid-in capital	172,459,213	171,289,703
Accumulated other comprehensive loss	(1,133,266)	(1,133,266)
Accumulated deficit	(159,060,762)	(149,368,253)
Total stockholders' equity	13,382,178	21,905,058
Total liabilities and stockholders' equity	$32,116,920	$35,119,103

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Loss

(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2015	2014	2015	2014
Expenses
Research and development	$3,453,131	$2,936,114	$6,161,142	$5,903,967
Leukemia & Lymphoma Society funding	(1,035,746)	(135,746)	(1,171,493)	(771,493)
General and administrative	2,014,534	1,729,101	3,775,983	3,617,368
Amortization and depreciation	49,394	48,353	98,322	96,088
Operating loss	(4,481,313)	(4,577,822)	(8,863,954)	(8,845,930)
Other income (expenses)
Foreign exchange loss	(21,902)	(14,605)	(12,263)	(26,313)
Interest and miscellaneous income	3,111	1,942	6,252	4,257
Interest expense	(481,422)	(200,709)	(822,544)	(200,709)
Net loss	$(4,981,526)	$(4,791,194)	$(9,692,509)	$(9,068,695)

Net loss per share
Basic and diluted	$(0.15)	$(0.18)	$(0.29)	$(0.35)

Weighted average of common shares outstanding
Basic and diluted	33,772,583	26,078,532	33,738,923	26,058,131

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2015

(Unaudited)

	Common Stock			Additional Paid-	Accumulated Other		Stockholders’
	Number	Amount	Warrants	In Capital	Comprehensive Loss	Accumulated Deficit	Equity

Balance at December 31, 2014	33,681,355	$33,681	$1,083,193	$171,289,703	$(1,133,266)	$(149,368,253)	$21,905,058
Issued for cash on exercise of stock options	57,667	58	-	129,693	-	-	129,751
Stock-based compensation	-	-	-	794,138	-	-	794,138
Warrants issued	-	-	-	76,897	-	-	76,897
Stock issued for payment of accrued bonuses	60,517	61	-	168,782	-	-	168,843
Net loss for the period	-	-	-	-	-	(9,692,509)	(9,692,509)
Balance at June 30, 2015	33,799,539	$33,800	$1,083,193	$172,459,213	$(1,133,266)	$(159,060,762)	$13,382,178

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2015	2014
Operating activities
Net loss	$(9,692,509)	$(9,068,695)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	98,322	96,088
Non-cash stock-based compensation expense	794,138	642,597
Non-cash financing costs	206,398	57,167
Changes in operating assets and liabilities
Other receivables	(904,767)	1,410,237
Prepaid expenses and deposits	(107,086)	(107,135)
Restricted cash	(19)	(25)
Other current assets	25,008	(410,667)
Accounts payable	362,407	(666,455)
Accrued liabilities	482,493	(83,059)
Deferred rent	(4,437)	(3,240)
Deferred revenue	(271,493)	(271,493)
Cash used in operating activities	(9,011,545)	(8,404,680)

Investing activities
Purchase of property and equipment	(34,128)	(3,995)
Cash used in investing activities	(34,128)	(3,995)

Financing activities
Proceeds from issuance of common stock and on options exercised	129,751	104,387
Proceeds from loans payable	5,000,000	9,827,216
Payment of debt issuance costs	-	(184,469)
Repayments of loans payable	-	-
Cash provided by financing activities	5,129,751	9,747,134

Effect of foreign exchange rate changes	(16,651)	(3,457)

Net change in cash	(3,932,573)	1,335,002
Cash and cash equivalents, beginning of period	32,413,777	23,589,516
Cash and cash equivalents, end of period	$28,481,204	$24,924,518

Supplemental disclosure of cash flow information
Interest paid	578,229	62,292
Debt issuance costs incurred but not paid	50,000	-
Warrants issued in connection with debt issuance costs	76,897	-
Common stock issued in payment of accrued bonuses	168,843	-

See accompanying notes to consolidated financial statements

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Nature of Business and Liquidity

Celator Pharmaceuticals, Inc., with locations in Ewing, N.J., and Vancouver, B.C., is a clinical stage biopharmaceutical company that is transforming the science of combination therapy, and developing products to improve patient outcomes in cancer. The Company’s proprietary technology platform, CombiPlex®, enables the rational design and rapid evaluation of optimized combinations incorporating traditional chemotherapies as well as molecularly targeted agents to deliver enhanced anti-cancer activity. CombiPlex addresses several fundamental shortcomings of conventional combination regimens, as well as the challenges inherent in combination drug development, by identifying the most effective synergistic molar ratio of the drugs being combined in vitro, and fixing this ratio in a nano-scale drug delivery complex to maintain the optimized combination until exposure to the tumor following administration. The Company’s pipeline includes lead product, CPX-351 (a liposomal formulation of cytarabine:daunorubicin) for the treatment of acute myeloid leukemia, which the Company has named “VYXEOSTM”; CPX-1 (a liposomal formulation of irinotecan:floxuridine) for the treatment of colorectal cancer; a preclinical stage product candidate; CPX-8 (a hydrophobic docetaxel prodrug nanoparticle formulation), being studied by the National Cancer Institute’s Nanotechnology Characterization Laboratory; and several programs exploring novel combinations of existing drugs, including molecularly targeted therapies.

The Company has incurred recurring losses and negative cash flows from operations since inception. As of June 30, 2015, the Company had an accumulated deficit of $159.1 million. The Company expects operating losses and negative cash flows to continue for the foreseeable future until such time, if ever, that it can generate significant revenues from its product candidates currently in development. At June 30, 2015, the Company had cash and cash equivalents of $28.5 million. Management believes that the cash and cash equivalents at June 30, 2015 will be sufficient to meet estimated working capital requirements and fund planned operations into the second half of 2016.

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

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

In August 2014, the FASB issued guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

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

The Company recognizes transfers between input levels as of the actual date of event. There were no transfers between levels and the following table provides the assets carried at fair value:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Assets:
Money Market Fund	$26,128,494	$26,128,494	$-	$-

December 31, 2014
Assets:
Money Market Fund	$29,500,819	$29,500,819	$-	$-

4.	Other Receivables

Other receivables as of June 30, 2015 and December 31, 2014, consist of the following:

	June 30, 2015	December 31, 2014

Receivables related to the Leukemia & Lymphoma Society funding	$900,000	$-
Other receivables	25,869	21,102
	$925,869	$21,102

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

5.	Other Current Assets

Other current assets as of June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014

Clinical trial materials	$433,270	$458,278

6.	Property and Equipment

Property and equipment as of June 30, 2015 and December 31, 2014 including assets held under capital lease, consists of the following:

	June 30, 2015	December 31, 2014

Computer and equipment	$146,704	$144,138
Furniture and office equipment	96,457	96,457
Laboratory equipment	1,741,955	1,723,331
Capital lease equipment	155,524	155,524
Leaseholds	50,727	37,789
	2,191,367	2,157,239
Less: Accumulated depreciation	(1,251,149)	(1,152,827)
	$940,218	$1,004,412

	Three months ended		Six months ended
	June 30		June 30
	2015	2014	2015	2014

Depreciation and amortization	$49,394	$48,353	$98,322	$96,088

7.	Other Assets

Other assets as of June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014

Deferred financing costs	$549,707	$539,296
Other assets non current assets	5,181	5,205
	$554,888	$544,501

8.	Accrued Liabilities

Accrued liabilities as of June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014

Accrued clinical trial expenses	$715,604	$633,395
Accrued bonuses	472,298	816,144
Accrued salaries and vacation	212,351	152,700
Accrued drug manufacturing expenses	210,677	-
Interest payable	121,875	83,958
Accrued trade payables other	353,503	49,223
	$2,086,308	$1,735,420

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

9.	Loans Payable

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules Technology Capital Growth (“Hercules”). The first $10 million of the term loan was funded at closing. On March 30, 2015, the Company drew down the remaining $5 million of the term loan. The term loan is repayable in installments over forty-eight months including an interest-only period of eighteen months after closing. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the US prime rate with interest only period until December 1, 2015. The funds will be used to provide general working capital.

Pursuant to the loan agreement, the Company issued Hercules a warrant to purchase an aggregate of 210,675 shares of the Company’s common stock at an exercise price of $2.67 per share with a term of five years. The warrant is exercisable beginning on the date of issuance and expires May 9, 2019. The fair value of the warrants of $397,649 and financing costs of $407,253 incurred in connection with the term loan were recorded as debt issuance costs and will be amortized as interest expense using the effective interest method over the term of the loan. Amortization of debt issuance costs was $65,968 and $30,507 for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, the amortization of debt issuance costs was $116,486 and $30,507, respectively. The remaining unamortized debt issuance costs of $549,707 are included in other non-current assets.

In addition, the Company will pay an end of term charge of $592,500 on the earliest to occur of (i) the term loan maturity date, (ii) the date that the Company prepays the outstanding loan, or (iii) the date that the loan becomes due and payable. The end of term charge will be accrued as additional interest expense using the effective interest rate method over the term of the loan. The Company accrued $45,766 and $26,660 of this fee during the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, the Company accrued $89,912 and $26,660, respectively.

Long-term debt as of March 31, 2015 and December 31, 2014, consists of the following:

	June 30, 2015	December 31, 2014
Loan payable	$15,000,000	$10,000,000
End of term fee	211,129	121,217
	15,211,129	10,121,217
Less: Current portion	(3,054,749)	(284,961)
Long-term debt	$12,156,380	$9,836,256

10.	Stock Based Compensation

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

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

 The following table summarizes the activity of the Company’s stock option plan for the six months ended June 30, 2015:

	Number of options	Exercise price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

December 31, 2014	3,005,287	$3.02
Granted	700,500	2.76
Exercised	(57,667)	2.25
Expired	(155,482)	2.38
Cancelled	(50,000)	3.17
June 30, 2015	3,442,638	$3.00	7.7	$13,898

Exercisable at June 30, 2015	1,510,447	$2.97	6.3	$13,028

The following table provides information regarding stock options activity during the periods:

	Three months ended		Six months ended
	June 30		June 30
	2015	2014	2015	2014

Stock compensation expense recognized	$434,938	$339,615	$794,138	$642,597
Weighted average grant-date fair value of stock options issued (per share)	$2.07	$2.35	$2.27	$2.70
Grant-date fair value of stock options issued	$229,359	$197,400	$1,589,435	$1,291,950

Volatility	100.1%	112.0%	105.8%	114.5%
Risk-free interest rate	1.9%	1.9%	1.7%	2.0%
Dividend yield	0%	0%	0%	0%
Expected life in years	6.0	6.0	6.2	6.2
Intrinsic value of stock options exercised	$-	$-	$-	$38,892

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

 The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. At June 30, 2015, the total compensation cost related to non-vested awards not yet recognized and weighted average period over which it will be recognized was $4,314,260 and 2.6 years, respectively.

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

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Total Assets
	June 30, 2015	December 31, 2014

United States	$31,121,751	$34,027,837
Canada	202,197	223,572
Germany	792,972	867,694
Total Assets	$32,116,920	$35,119,103

	Net Loss
	Three months ended		Six months
	June 30		June 30
	2015	2014	2015	2014

United States	(4,391,695)	(4,276,673)	(8,703,036)	(7,931,554)
Canada	(589,831)	(514,521)	(989,473)	(1,137,141)
Total Net Loss	$(4,981,526)	$(4,791,194)	$(9,692,509)	$(9,068,695)

12.	Commitments and Contingencies

In September 2014, the Company entered into a lease agreement for a laboratory space in Vancouver, British Columbia, which expires in September 2015. The remaining minimum lease payments as of June 30, 2015 were $6,882.

In March 2013, the Company entered into an office lease agreement for office space in Ewing, New Jersey, which commenced in June 2013 with a term of sixty months. The remaining minimum lease payments as of June 30, 2015 were $427,056. Under the Ewing, New Jersey lease agreement, the Company will be obligated to maintain a letter of credit from a bank with respect to its security deposit obligations in the amount of $200,000 during the first year of the Agreement, which amount will be reduced by $40,000 per year on each of December 1, 2014, 2015, and 2016 and by $60,000 on December 1, 2017.

In February 2013, the Company renewed its office lease agreements for office space in Vancouver, British Columbia, effective April 1, 2013, which expires in June 2016. The remaining minimum lease payments as of June 30, 2015 were $57,768.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are based on management’s current expectations and are subject to risks and uncertainties that may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as “anticipates,” “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements contained in this Form 10-Q quarterly report include, among others, statements about the sufficiency of its capital to fund its activities into the second half of 2016, the expected timeline for its milestones in connection with its Phase 3 clinical study, its product pipeline, statements regarding the efficacy of the Company's CombiPlex® technology, the safety, tolerability, efficacy and therapeutic potential of CPX-351, whether clinical results for CPX-351 obtained to date will be predictive of future clinical study results, the Company's expectations regarding the Company's development plans for CPX-351 and our drug candidates, and the Company's expectations about expanding the Company's product pipeline and advancing the Company's CombiPlex platform. Forward-looking statements in this release involve substantial risks and uncertainties that could cause our clinical development programs, future results, performance or achievements to differ significantly from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, capital market conditions, the uncertainties inherent in the conduct of future clinical studies, enrollment in clinical studies, availability of data from ongoing clinical studies, expectations for regulatory approvals, and other matters that could affect the availability or commercial potential of the Company’s drug candidates. Forward-looking statements in this Form 10-Q quarterly report involve substantial risks and uncertainties that could cause the Company's clinical development programs, future results, performance of achievements to differ significantly from those expressed or implied in the forward-looking statements. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

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

Overview

Celator Pharmaceuticals, Inc. is a clinical stage biopharmaceutical company that is transforming the science of combination therapy, and developing products to improve patient outcomes in cancer. The Company’s proprietary technology platform, CombiPlex®, enables the rational design and rapid evaluation of optimized combinations incorporating traditional chemotherapies as well as molecularly targeted agents to deliver enhanced anti-cancer activity. CombiPlex addresses several fundamental shortcomings of conventional combination regimens, as well as the challenges inherent in combination drug development, by identifying the most effective synergistic molar ratio of the drugs being combined in vitro , and fixing this ratio in a nano-scale drug delivery complex to maintain the optimized combination after administration and ensure its exposure to the tumor. The Company’s pipeline includes lead product, CPX-351 (a liposomal formulation of cytarabine:daunorubicin) for the treatment of acute myeloid leukemia, which the Company has named “VYXEOSTM”; CPX-1 (a liposomal formulation of irinotecan:floxuridine) for the treatment of colorectal cancer; a preclinical stage product candidate, CPX-8 (a hydrophobic docetaxel prodrug nanoparticle formulation), being studied by the National Cancer Institute’s Nanotechnology Characterization Laboratory. The Company is advancing the CombiPlex platform and broadening its application to include molecularly targeted therapies and epigenetic modulators. Areas of investigation include:

•	Combinations targeting signaling pathways associated with major cancer indications
•	Combinations of existing chemotherapeutics with molecularly targeted agents
•	Combinations of epigenetic modulators

The majority of our current research and development funds will be spent on our lead product candidate, CPX-351. The four major CPX-351 studies are:

•	Study 204 — Randomized Phase 2 Study of CPX-351 in Newly Diagnosed Acute Myeloid Leukemia (“AML”) Patients Age 60 – 75
•	Study 205 — Randomized Phase 2 Study of CPX-351 in AML in First Relapse, Patients Age 18 – 65
•	Study 206 – Phase 2 Pharmacokinetic and Pharmacodynamic Study of CPX-351, Patients Age 60 – 75
•	Study 301 — Randomized Phase 3 Study in Patients with high risk secondary AML (“sAML”), Patients Age 60 – 75

Study 204 was intended to be a direct test of whether delivery of a fixed, synergistic ratio of two drugs cytarabine and daunorubicin (i.e., CPX-351 which is a 90-minute infusion on days 1, 3 and 5) provided increased clinical efficacy over conventional administration of the same agents (i.e., which is a 7-day continuous infusion of cytarabine, combined with daunorubicin on days 1, 2 and 3, commonly referred to as the 7+3 regimen) in newly diagnosed AML patients age 60 – 75. This study is complete. In the overall population, in patients treated with CPX-351 the response rate increased by 30.3% (66.7% vs. 51.2%), the 60-day mortality was decreased by 67.8% (4.7% vs. 14.6%), median event-free survival increased by 225.0% (6.5 months vs. 2.0 months) and the median overall survival increased approximately 14.0% (14.7 months vs. 12.9 months). In sAML patients as defined in the protocol, (approximately 41% of the overall population), the response rate increased by 82.0% (57.5% vs. 31.6%), the 60-day mortality decreased approximately 80.7% (6.1% vs. 31.6%), the median event-free survival increased approximately 246.2% (4.5 months vs. 1.3 months) and the median overall survival increased by 98.4% (12.1 months vs. 6.1 months).

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

Study 206 is a Phase 2 pharmacokinetic and pharmacodynamics (“PK/PD”) study evaluating the effects of CPX-351 on cardiac repolarization in adult patients with acute hematologic malignancies, including AML, acute lymphoblastic leukemia, and myelodysplastic syndrome (MDS). The open-label, single-arm, Phase 2 study is a thorough PK/PD assessment designed to measure the effects of CPX-351 on cardiac repolarization following the first induction cycle of CPX-351, and correlate changes in cardiac repolarization with plasma pharmacokinetic data for cytarabine and daunorubicin and their metabolites. The study began enrolling patients in August 2014 and achieved full enrollment in June 2015.

Study 301 is a randomized controlled Phase 3 study in patients with high risk (e.g. secondary) AML, with overall survival as the primary endpoint. This Phase 3 study has been undertaken to confirm the Study 204 clinical observations where CPX-351 provided the largest efficacy improvements in these patients and to provide the necessary data for product registration. This Phase 3 study is a multicenter, randomized, open-label study testing CPX-351 versus the current standard of care, conventional cytarabine and daunorubicin therapy (7+3) in patients with untreated high-risk (e.g. secondary) AML. The Phase 3 clinical study is being conducted in patients 60 – 75 years of age who can tolerate intensive chemotherapy. This patient population is intended to be the first indication for which the Company is seeking regulatory approval. The Company achieved the following milestones related to its Phase 3 clinical study:

•	Study 301 enrolled the first patient in December 2012 and closed enrollment in November 2014.
•	In October 2014, the Company achieved the target enrollment, of 300 patients, in the Phase 3 study of CPX-351.
•	The independent Data and Safety Monitoring Board review in December 2014 reviewed the first 225 patients randomized, which review recommended that the study continue as planned without any modifications. Sites in the U.S. and Canada are participating in this study.
•	In June 2015, the Company announced the final analysis of the induction response rate (CR+CRi), a secondary endpoint of the study. CPX-351 resulted in a 43.2% relative increase in response rate (47.7% vs. 33.3%) compared to the 7+3 control arm.

The Company expects the following milestones related to its Phase 3 clinical study:

•	Q1 2016 — Analysis of overall survival, the primary endpoint of the study.
•	Q3 2016 — NDA submission.

In June 2012, the Company entered into an agreement with LLS pursuant to which the LLS is providing $5.0 million in funding from the LLS Therapy Acceleration Program (“TAP”) program for the Phase 3 study of CPX-351. The agreement provided for LLS to make an upfront payment of $2.0 million to the Company, which was received in July 2012, and further payments totaling an additional $3.0 million on the achievement of clinical milestones; however, the amount may be refundable by the Company in the event of a material breach by the Company under the agreement. The $2.0 million upfront payment was recorded as deferred revenue and will be recognized over the estimated performance period of the research and development services to be provided under the agreement. As of June 30, 2015, $0.3 million was deferred. Since November 2012, the Company has received a total of $2.9 million for milestones achieved under this agreement. In consideration of LLS’s funding, and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, if CPX-351 is successful, the Company must pay LLS a multiple on the LLS funding. (The Company has received $4.9 million of the proposed $5 million from LLS in support of the Phase 3 study in addition to the approximately $4.1 million the Company received in support of the Phase 2 study during 2010 and 2011.) Subject to exclusions under the agreement, the Company is obligated to pay LLS an amount equal to 50% of the cash payments the Company receives from outlicenses and transfers of rights to the product or other liquidity event, as defined in the agreement, until LLS has received an amount equal to 1.5 times the amount of funding the Company receives from LLS. The total amount payable by the Company to LLS will not exceed 3.55 times the amount of funding received from LLS, with the specific amount depending on when the payment(s) occur relative to the timing of the research program and product commercialization. The payments may take the form of cash payments or royalties (not to exceed 5% of net sales) but will not exceed the maximum amount referred to in the preceding sentence.

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules Technology Capital Growth (“Hercules”). The first $10 million of the term loan was funded at closing. On March 30, 2015, the Company drew down the remaining $5 million of the term loan. The term loan is repayable in installments over forty-eight months including an interest-only period of eighteen months after closing. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the US prime rate with interest only period until December 1, 2015. The funds will be used to provide general working capital.

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Expenses

Research and Development:   The Company charges research and development costs to operations as incurred. The Company’s research and development expenses were $3,453,000 for the three months ended June 30, 2015 compared to $2,936,000 for the three months ended June 30, 2014 reflecting an increase of $517,000. The increase was primarily attributable to $223,000 increase in costs associated with the advancement of the CombiPlex combination work initiated in 2014, $175,000 increase in regulatory and clinical trial costs related to the Phase 3 trial of CPX-351, $104,000 increase in manufacturing and drug and lipid costs, $119,000 increase in stability and validation studies, and $66,000 increase in travel costs for in-house clinical research associates and research personnel. These increases were offset by a $188,000 decrease in costs associated with a metabolism study which began during the second half of 2013 for CPX-351 and ended in July 2014.

LLS Funding:   The LLS revenue recognized for the three months ended June 30, 2015 was $1,036,000 and $136,000 for the three months ended June 30, 2014. The amount recognized in 2015 included a $900,000 milestone achieved related to the induction response rate analysis of the Phase 3 trial of CPX-351 completed in June 2015 and $136,000 amortization of a $2,000,000 upfront payment received during 2012 which was deferred and is being recognized over the estimated performance period of the research and development services to be provided under the agreement. The amount recognized in 2014 represents an amortization of the upfront payment received in 2012 of $136,000.

General and Administrative:   General and administrative expenses consist largely of salaries and related benefits, external costs for professional fees relating to legal, accounting and tax services, investor relations expenses, director and scientific advisory services as well as the lease expense for the facilities.

General and administrative expenses were $2,015,000 for the three months ended June 30, 2015 compared to $1,729,000 for the three months ended June 30, 2014, reflecting an increase of $286,000. The increase was primarily attributable to $271,000 increase in professional fees, and $105,000 increase in public company, investor relations and consulting costs. These increases were offset by a reduction in consulting costs associated with commercial planning of $129,000.

Amortization and Depreciation: Amortization and depreciation expense was $49,000 for the three months ended June 30, 2015 and $48,000 for the three months ended June 30, 2014.

Other Income and Expenses

Interest Expense: Interest expense was $481,000 and $201,000 for the three months ended June 30, 2015 and 2014, respectively, and was related to interest on a Hercules term loan entered into in May 2014. Interest expense of $481,000 for three months June 30, 2015 includes $111,000 related to non-cash amortization of deferred financing costs and the accrual of the end of term charge. Interest expense of $201,000 for the three months ended June 30, 2014 included $57,000 related to non-cash amortization of deferred financing costs and the accrual of the end of term charge.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Expenses

Research and Development: The Company charges research and development costs to operations as incurred. The Company’s research and development expenses were $6,161,000 for the six months ended June 30, 2015 compared to $5,904,000 for the six months ended June 30, 2014 reflecting an increase of $257,000. The increase was primarily attributable to $311,000 increase in costs associated with the advancement of the CombiPlex combination work initiated in 2014, $369,000 increase in regulatory and clinical trial costs related to the Phase 3 trial of CPX-351, and $116,000 increase in stability and validation studies. These increases were offset by a $474,000 decrease in costs associated with a metabolism study which began during the second half of 2013 for CPX-351 and ended in July 2014, and an $84,000 decrease in costs related to manufacturing, and drug storage and shipping costs.

Leukemia & Lymphoma Society Funding: The LLS revenue recognized for the six months ended June 30, 2015 was $1,171,000 and $771,000 for the three months ended June 30, 2014. The amount recognized in 2015 included a $900,000 milestone achieved related to the induction response rate analysis of the Phase 3 trial of CPX-351 completed in June 2015 and $271,000 amortization of a $2,000,000 upfront payment received during 2012 which was deferred and is being recognized over the estimated performance period of the research and development services to be provided under the agreement. The $771,000 recognized in 2014 represents receipt of $500,000 from LLS for the fourth milestone achieved in January 2014 and amortization the upfront payment received during 2012 of $271,000.

General and Administrative: General and administrative expenses consist of salaries and related benefits, lease expense of the facilities, professional fees relating to legal, accounting, and tax services and other administrative costs.

General and administrative expenses were $3,776,000 for the six months ended June 30, 2015 compared to $3,617,000 for the six months ended June 30, 2014, reflecting an increase of $159,000. The increase was primarily attributable to $144,000 increase in public company, investor relations, and consulting costs, and $92,000 increase in professional fees. These increases were offset by a reduction in consulting associated with commercial planning of $134,000.

Amortization and Depreciation: Amortization and depreciation expense was $98,000 for the six months ended June 30, 2015 and $96,000 for the six months ended June 30, 2014.

Other Income and Expenses

Interest Expense: Interest expense was $822,000 and $201,000 for the six months ended June 30, 2015 and 2014, respectively, and was related to interest on a Hercules term loan entered into in May 2014. Interest expense of $822,000 for six months June 30, 2015 includes $206,000 related to non-cash amortization of deferred financing costs and the accrual of the end of term charge. Interest expense of $201,000 for the six months ended June 30, 2014 included $57,000 related to non-cash amortization of deferred financing costs and the accrual of the end of term charge.

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

The Company believes that, with $28.5 million in cash and cash equivalents as of June 30, 2015, it has the resources to meet estimated working capital requirements to fund operations into the second half of 2016. The Company expects to continue to incur losses as it funds research and development activities and commercial launch activities, and the Company does not expect material revenues for at least the next few years.

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules. The first $10 million of the term loan was funded at closing. On March 30, 2015, the Company drew down the remaining $5 million of the term loan. The term loan is repayable in installments over forty-eight months including an interest-only period of eighteen months after closing. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the US prime rate with interest only period until December 1, 2015. The funds will be used to provide general working capital.

The Company’s future capital requirements will depend on many factors, including those factors described in Item 1A. “Risk Factors” of the 2014 Form 10-K annual report as well as the Company’s ability to execute on its business and strategic plans as currently conceived.

Cash Flows

Net cash used in operating activities was $9,012,000 for the six months ended June 30, 2015. The six months ended June 30, 2015 amount reflected the Company’s net loss of $9,693,000 offset by $1,093,000 in net non-cash charges including a non-cash charge relating to amortization and depreciation of $98,000, stock-based compensation expense of $794,000 and non-cash interest expense of $206,000 related to the deferred financing costs amortization for a term loan. In addition, the Company used $418,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the six months ended June 30, 2015. The changes in operating assets and liabilities were increases in other receivables of $905,000, prepaid expenses and deposits of $107,000, and decreases in deferred revenue of $271,000 and deferred rent of $4,000; offset by increases in accounts payable of $362,000, accrued expenses of $482,000, and decrease in other current assets of $25,000.

Net cash used in operating activities was $8,405,000 for the six months ended June 30, 2014. The six months ended June 30, 2014 amount reflected the Company’s net loss of $9,069,000, offset by $796,000 in net non-cash charges including a non-cash charge relating to amortization and depreciation of $96,000, stock-based compensation expense of $643,000 and non-cash interest expense of $57,000 related to the deferred financing costs amortization for a term loan. In addition, the Company used $132,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the six months ended June 30, 2014. The changes in operating assets and liabilities were decreases in other receivables of $1,410,000, offset by increases in prepaid expenses and deposits of $107,000, and other current assets of $411,000 and decreases in accounts payable of $666,000, accrued expenses of $83,000, deferred rent of $3,000 and deferred revenue of $271,000.

Cash used in investing activities was $34,000 and $4,000 for the six months ended June 30, 2015 and 2014, respectively, and was for property and equipment expenditures.

Cash provided by financing activities for the six months ended June 30, 2015 was $5,130,000. The cash inflow was from the proceeds on issuance of debt of $5,000,000 and from exercised stock options of $130,000. Cash provided by financing activities for the six months ended June 30, 2014 was $9,747,000. The cash inflow was from the net proceeds on issuance of debt of $9,643,000 and from exercised stock options of $104,000.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, other than operating leases, that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company does not have any interest in special purpose entities, structured finance entities or other variable interest entities.

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

The Company invests excess cash in investment grade, interest-bearing securities and at June 30, 2015, had approximately $26.1 million invested in money market instruments. Such investments are subject to interest rate and credit risk and are not fully insured by the federal government. The Company believes its policy of investing in highly rated securities, whose liquidities are, at June 30, 2015, all less than 90 days minimizes such risks. In addition, while a hypothetical one percent per annum decrease in market interest rates would have decreased the Company’s interest income for the period, it would not have resulted in a loss of the principal and the decline in interest income would have been immaterial to the Company.

The Company had outstanding total debt at June 30, 2015 of $15 million. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the US prime rate.

The majority of the Company’s business is conducted in U.S. dollars. However, the Company does conduct certain transactions in other currencies, including Canadian dollars. Historically, fluctuations in foreign currency exchange rates have not materially affected the Company’s results of operations, and during the six months ended June 30, 2015 and 2014, the Company’s results of operations were not materially affected by fluctuations in foreign currency exchange rates.

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

Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The Company’s operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. These factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors may have a material adverse effect upon the Company’s business, results of operations and financial condition.

You should consider carefully the risk factors, together with all of the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Each of these risk factors could adversely affect the Company’s business, results of operations and financial condition, as well as adversely affect the value of an investment in the Company’s common stock. There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the six months ended June 30, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Recent Developments.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q quarterly report filed on August 7, 2014.)
3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.
101.1	The following financial statements from Celator Pharmaceuticals Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Loss for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2015, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELATOR PHARMACEUTICALS, INC.

Signature	Title	Date

/s/ Scott T. Jackson Scott T. Jackson	Chief Executive Officer and a Director (principal executive officer)	August 11, 2015

/s/ Fred M. Powell Fred M. Powell	Vice President and Chief Financial Officer (principal financial and accounting officer)	August 11, 2015

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q quarterly report filed on August 7, 2014.)
3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.
101.1	The following financial statements from Celator Pharmaceuticals Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Loss for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2015, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

