Form 10-Q
period 2015-09-30
Celator Pharmaceuticals Inc
filed 2015-11-12
CIK 1327467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 11, 2015 was 34,545,524.

CELATOR PHARMACEUTICALS, INC.

Part I. Financial Information

Item 1. Financial Statements

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$24,104,631	$32,413,777
Restricted cash	190,082	194,561
Other receivables	78,252	21,102
Prepaid expenses and deposits	513,995	482,472
Other current assets	419,376	458,278
Total current assets	25,306,336	33,570,190
Property and equipment, net	900,836	1,004,412
Other assets	543,250	544,501
Total assets	$26,750,422	$35,119,103

Liabilities
Current liabilities:
Current portion of debt	$4,416,459	$284,961
Accounts payable	304,463	723,765
Accrued liabilities	2,313,482	1,735,420
Current portion of deferred revenue	180,995	542,986
Total current liabilities	7,215,399	3,287,132

Deferred revenue	-	45,249
Deferred rent	38,155	45,408
Loan payable	10,840,263	9,836,256
Total liabilities	18,093,817	13,214,045

Stockholders' equity
Preferred stock
Authorized 20,000,000 shares, par value $0.001	-	-
Common stock
Authorized 200,000,000 shares, par value $0.001
Issued and outstanding 33,799,539 and 33,681,355 shares as of September 30, 2015 and December 31, 2014, respectively	33,800	33,681
Warrants	1,083,193	1,083,193
Additional paid-in capital	172,943,931	171,289,703
Accumulated other comprehensive loss	(1,133,266)	(1,133,266)
Accumulated deficit	(164,271,053)	(149,368,253)
Total stockholders' equity	8,656,605	21,905,058
Total liabilities and stockholders' equity	$26,750,422	$35,119,103

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Loss

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Expenses
Research and development	$2,859,852	$3,334,789	$9,020,994	$9,238,756
Leukemia & Lymphoma Society funding	(135,747)	(135,747)	(1,307,240)	(907,240)
General and administrative	1,943,003	1,874,412	5,718,986	5,491,779
Amortization and depreciation	49,740	48,521	148,062	144,609
Operating loss	(4,716,848)	(5,121,975)	(13,580,802)	(13,967,904)
Other income (expenses)
Foreign exchange loss	(8,631)	(1,408)	(20,894)	(27,721)
Interest and miscellaneous income	248	2,887	6,500	7,144
Interest expense	(485,060)	(359,321)	(1,307,604)	(560,031)
Net loss	$(5,210,291)	$(5,479,817)	$(14,902,800)	$(14,548,512)

Net loss per share
Basic and diluted	$(0.15)	$(0.21)	$(0.44)	$(0.56)

Weighted average of common shares outstanding
Basic and diluted	33,799,539	26,078,532	33,759,351	26,065,006

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2015

(Unaudited)

	Common Stock			Additional Paid-	Accumulated Other		Stockholders’
	Number	Amount	Warrants	In Capital	Comprehensive Loss	Accumulated Deficit	Equity

Balance at December 31, 2014	33,681,355	$33,681	$1,083,193	$171,289,703	$(1,133,266)	$(149,368,253)	$21,905,058
Issued for cash on exercise of stock options	57,667	58	-	129,693	-	-	129,751
Stock-based compensation	-	-	-	1,278,856	-	-	1,278,856
Warrants issued	-	-	-	76,897	-	-	76,897
Stock issued for payment of accrued bonuses	60,517	61	-	168,782	-	-	168,843
Net loss for the period	-	-	-	-	-	(14,902,800)	(14,902,800)
Balance at September 30, 2015	33,799,539	$33,800	$1,083,193	$172,943,931	$(1,133,266)	$(164,271,053)	$8,656,605

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2015	2014
Operating activities
Net loss	$(14,902,800)	$(14,548,512)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	148,062	144,609
Non-cash stock-based compensation expense	1,278,856	996,801
Non-cash financing costs	317,708	165,232
Changes in operating assets and liabilities
Other receivables	(58,060)	1,407,230
Prepaid expenses and deposits	(33,353)	(189,470)
Restricted cash	(27)	(38)
Other current assets	38,902	(73,079)
Other assets	179	(16,568)
Accounts payable	(410,621)	(1,007,161)
Accrued liabilities	715,827	400,843
Deferred rent	(7,253)	(5,458)
Deferred revenue	(407,240)	(407,240)
Cash used in operating activities	(13,319,820)	(13,132,811)

Investing activities
Purchase of property and equipment	(44,487)	(14,456)
Cash used in investing activities	(44,487)	(14,456)

Financing activities
Proceeds from issuance of common stock and on options exercised	129,751	104,387
Proceeds from loans payable	5,000,000	9,827,216
Payment of debt issuance costs	(50,000)	(184,469)
Repayments of loans payable	-	-
Cash provided by financing activities	5,079,751	9,747,134

Effect of foreign exchange rate changes	(24,590)	(8,893)

Net change in cash	(8,309,146)	(3,409,026)
Cash and cash equivalents, beginning of period	32,413,777	23,589,516
Cash and cash equivalents, end of period	$24,104,631	$20,180,490

Supplemental disclosure of cash flow information
Interest paid	951,980	311,458
Deferred financing costs incurred but not paid	54,404	-
Warrants issued in connection with debt issuance costs	76,897	-
Common stock issued in payment of accrued bonuses	168,843	-

See accompanying notes to consolidated financial statements

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Nature of Business and Liquidity

Celator Pharmaceuticals, Inc., with locations in Ewing, N.J., and Vancouver, B.C., is a clinical stage biopharmaceutical company that is transforming the science of combination therapy, and developing products to improve patient outcomes in cancer. The Company’s proprietary technology platform, CombiPlex®, enables the rational design and rapid evaluation of optimized combinations incorporating traditional chemotherapies as well as molecularly targeted agents to deliver enhanced anti-cancer activity. CombiPlex addresses several fundamental shortcomings of conventional combination regimens, as well as the challenges inherent in combination drug development, by identifying the most effective synergistic molar ratio of the drugs being combined in vitro, and fixing this ratio in a nano-scale drug delivery complex to maintain the optimized combination until exposure to the tumor following administration. The Company’s pipeline includes lead product, CPX-351 (a liposomal formulation of cytarabine:daunorubicin) being studied for the treatment of acute myeloid leukemia, which the Company has named “VYXEOSTM”; CPX-1 (a liposomal formulation of irinotecan:floxuridine) for the treatment of colorectal cancer; a preclinical stage product candidate; CPX-8 (a hydrophobic docetaxel prodrug nanoparticle formulation), being studied by the National Cancer Institute’s Nanotechnology Characterization Laboratory; and several programs exploring novel combinations of existing drugs, including molecularly targeted therapies.

The Company has incurred recurring losses and negative cash flows from operations since inception. As of September 30, 2015, the Company had an accumulated deficit of $164.3 million. The Company expects operating losses and negative cash flows to continue for the foreseeable future until such time, if ever, that it can generate significant revenues from its product candidates currently in development. At September 30, 2015, the Company had cash and cash equivalents of $24.1 million. Management believes that the cash and cash equivalents at September 30, 2015 will be sufficient to meet estimated working capital requirements and fund planned operations into the second half of 2016.

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”) and should be read in conjunction with the consolidated financial statements and notes included in Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted.

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

The Company recognizes transfers between input levels as of the actual date of event. There were no transfers between levels and the following table provides the assets carried at fair value:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Assets:
Money Market Fund	$23,257,454	$23,257,454	$-	$-

December 31, 2014
Assets:
Money Market Fund	$29,500,819	$29,500,819	$-	$-

4.	Other Current Assets

Other current assets as of September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014

Clinical trial materials	$419,376	$458,278

5.	Property and Equipment

Property and equipment as of September 30, 2015 and December 31, 2014 including assets held under capital lease, consists of the following:

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	September 30, 2015	December 31, 2014

Computer and equipment	$148,969	$144,138
Furniture and office equipment	96,457	96,457
Laboratory equipment	1,749,039	1,723,331
Capital lease equipment	155,524	155,524
Leaseholds	51,737	37,789
	2,201,726	2,157,239
Less: Accumulated depreciation	(1,300,890)	(1,152,827)
	$900,836	$1,004,412

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Depreciation and amortization	$49,740	$48,521	$148,062	$144,609

6.	Other Assets

Other assets as of September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014

Deferred financing costs	$483,990	$539,296
Other non-current assets	59,260	5,205
	$543,250	$544,501

7.	Accrued Liabilities

Accrued liabilities as of September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014

Accrued bonuses	$751,183	$816,144
Accrued clinical trial expenses	767,844	633,395
Accrued drug manufacturing expenses	250,756	-
Accrued salaries and vacation	246,184	152,700
Interest payable	121,875	83,958
Accrued professional fees	61,772	8,904
Accrued trade payables other	113,868	40,319
	$2,313,482	$1,735,420

8.	Loans Payable

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

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Pursuant to the loan agreement, the Company issued Hercules a warrant to purchase an aggregate of 210,675 shares of the Company’s common stock at an exercise price of $2.67 per share with a term of five years. The warrant is exercisable beginning on the date of issuance and expires May 9, 2019. The fair value of the warrants of $397,649 and financing costs of $407,253 incurred in connection with the term loan were recorded as debt issuance costs and will be amortized as interest expense using the effective interest method over the term of the loan. Amortization of debt issuance costs was $65,718 and $57,670 for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the amortization of debt issuance costs was $182,203 and $88,176, respectively. The remaining unamortized debt issuance costs of $483,990 are included in other non-current assets.

In addition, the Company will pay an end of term charge of $592,500 on the earliest to occur of (i) the term loan maturity date, (ii) the date that the Company prepays the outstanding loan, or (iii) the date that the loan becomes due and payable. The end of term charge will be accrued as additional interest expense using the effective interest rate method over the term of the loan. The Company accrued $45,592 and $50,396 of this fee during the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the Company accrued $135,505 and $77,056, respectively.

Long-term debt as of September 30, 2015 and December 31, 2014, consists of the following:

	September 30, 2015	December 31, 2014
Loan payable	$15,000,000	$10,000,000
End of term fee	256,722	121,217
	15,256,722	10,121,217
Less: Current portion	(4,416,459)	(284,961)
Long-term debt	$10,840,263	$9,836,256

9.	Stock Based Compensation

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

 The following table summarizes the activity of the Company’s stock option plan for the nine months ended September 30, 2015:

	Number of options	Exercise price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

December 31, 2014	3,005,287	$3.02
Granted	1,206,500	2.52
Exercised	(57,667)	2.25
Expired	(155,482)	2.38
Cancelled	(54,125)	3.15
September 30, 2015	3,944,513	$2.90	7.7	$6,281

Exercisable at September 30, 2015	1,675,144	$2.98	6.2	$6,281

The following table provides information regarding stock options activity during the periods:

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015		2014

Stock compensation expense recognized	$484,718	$354,204	$1,278,856	#	$996,801
Weighted average grant-date fair value of stock options issued (per share)	$1.66	$2.22	$2.01	#	$2.68
Grant-date fair value of stock options issued	$840,314	$45,732	$2,425,065	#	$1,337,588

Volatility	95.1%	112.0%	101.3%		114.4%
Risk-free interest rate	1.8%	1.9%	1.7%		2.0%
Dividend yield	0%	0%	0%		0%
Expected life in years	5.8	6.0	6.0		6.2
Intrinsic value of stock options exercised	$-	$-	$-		$38,892

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

 The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. At September 30, 2015, the total compensation cost related to non-vested awards not yet recognized and weighted average period over which it will be recognized was $4,660,270 and 2.5 years, respectively.

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

	Total Assets
	September 30, 2015	December 31, 2014

United States	$25,765,002	$34,027,837
Canada	229,811	223,572
Germany	755,609	867,694
Total Assets	$26,750,422	$35,119,103

	Net Loss
	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

United States	(4,602,453)	(5,046,236)	(13,305,489)	(12,977,790)
Canada	(607,838)	(433,581)	(1,597,311)	(1,570,722)
Total Net Loss	$(5,210,291)	$(5,479,817)	$(14,902,800)	$(14,548,512)

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

11.	Commitments and Contingencies

In September 2015, the Company entered into a lease agreement for both office and laboratory space in Vancouver, British Columbia, which expires in August 2017. The remaining minimum lease payments as of September 30, 2015 were $210,000. The Company also vacated its current lease for office space effective October 1, 2015. The vacated lease expires in June 2016. The Company recognized contract termination costs of $15,375 for the remaining lease payments which has been recorded in general and administration expenses.

In March 2013, the Company entered into an office lease agreement for office space in Ewing, New Jersey, which commenced in June 2013 with a term of sixty months. The remaining minimum lease payments as of September 30, 2015 were $392,000. Under the Ewing, New Jersey lease agreement, the Company will be obligated to maintain a letter of credit from a bank with respect to its security deposit obligations in the amount of $200,000 during the first year of the Agreement, which amount will be reduced by $40,000 per year on each of December 1, 2014, 2015, and 2016 and by $60,000 on December 1, 2017.

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

12.	Subsequent Events

On October 16, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to sell shares of common stock with aggregate gross proceeds of up to $20,000,000, from time to time, through an “at-the-market” equity offering program under which Cantor will act as sales agent. The Sales Agreement provides that Cantor will be entitled to compensation for its services in an amount equal to 3.0% of the gross proceeds from the sales of shares sold under the Sales Agreement.

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

During the period October 19, 2015 through November 11, 2015, the Company has sold 745,985 shares of common stock under the Sales Agreement at an average price of approximately $1.73 per share for gross proceeds of $1.29 million and net proceeds of $1.26 million after deducting Cantor’s commission. As of November 11, 2015, $18.71 million of common stock remains available to be sold under this facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are based on management’s current expectations and are subject to risks and uncertainties that may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as “anticipates,” “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements contained in this Form 10-Q quarterly report include, among others, statements about the sufficiency of its capital to fund its activities into the second half of 2016, the expected timeline for its milestones in connection with its Phase 3 clinical study, its product pipeline, statements regarding the efficacy of the Company's CombiPlex® technology, the safety, tolerability, efficacy and therapeutic potential of CPX-351, whether clinical results for CPX-351 obtained to date will be predictive of future clinical study results, the Company's expectations regarding the Company's development plans for CPX-351 and our drug candidates, and the Company's expectations about expanding the Company's product pipeline and advancing the Company's CombiPlex platform. Forward-looking statements in this release involve substantial risks and uncertainties that could cause our clinical development programs, future results, performance or achievements to differ significantly from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, capital market conditions, the uncertainties inherent in the conduct of future clinical studies, enrollment in clinical studies, availability of data from ongoing clinical studies, expectations for regulatory approvals, other matters that could affect the availability or commercial potential of the Company’s drug candidates, and the Company’s ability to pay its debt obligations on a timely basis or otherwise pay its expenses and enhance its liquidity position. Forward-looking statements in this Form 10-Q quarterly report involve substantial risks and uncertainties that could cause the Company's clinical development programs, future results, performance of achievements to differ significantly from those expressed or implied in the forward-looking statements. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

Overview

Celator Pharmaceuticals, Inc. is a clinical stage biopharmaceutical company that is transforming the science of combination therapy, and developing products to improve patient outcomes in cancer. The Company’s proprietary technology platform, CombiPlex®, enables the rational design and rapid evaluation of optimized combinations incorporating traditional chemotherapies as well as molecularly targeted agents to deliver enhanced anti-cancer activity. CombiPlex addresses several fundamental shortcomings of conventional combination regimens, as well as the challenges inherent in combination drug development, by identifying the most effective synergistic molar ratio of the drugs being combined in vitro, and fixing this ratio in a nano-scale drug delivery complex to maintain the optimized combination after administration and ensure its exposure to the tumor. The Company’s pipeline includes lead product, CPX-351, a liposomal formulation of cytarabine:daunorubicin, for the treatment of acute myeloid leukemia, which the Company has named VYXEOSTM; CPX-1, a liposomal formulation of irinotecan:floxuridine for the treatment of colorectal cancer; a preclinical stage product candidate, CPX-8, a hydrophobic docetaxel prodrug nanoparticle formulation, being studied by the National Cancer Institute’s Nanotechnology Characterization Laboratory. The Company is advancing the CombiPlex platform and broadening its application to include molecularly targeted therapies. Areas of investigation include:

•	Combinations targeting signaling pathways associated with major cancer indications; and
•	Combinations of existing chemotherapeutics with molecularly targeted agents.

The four major studies for the Company’s lead product candidate, CPX-351, are:

•	Study 204 — Randomized Phase 2 Study of CPX-351 in Newly Diagnosed AML Patients, Age 60-75;
•	Study 205 — Randomized Phase 2 Study of CPX-351 in AML in First Relapse Patients, Age 18-65;
•	Study 206 — Phase 2 Pharmacokinetic and Pharmacodynamic Study of CPX-351, Patients Age 18-80; and
•	Study 301 — Randomized Phase 3 Study in Patients with High-Risk (Secondary) AML (sAML), Age 60-75.

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

Study 206 is a Phase 2 pharmacokinetic and pharmacodynamics (“PK/PD”) study evaluating the effects of CPX-351 on cardiac repolarization in adult patients with acute hematologic malignancies, including AML and acute lymphoblastic leukemia. The open-label, single-arm, Phase 2 study is a thorough PK/PD assessment designed to measure the effects of CPX-351 on cardiac repolarization following the first induction cycle of CPX-351, and correlate changes in cardiac repolarization with plasma pharmacokinetic data for cytarabine and daunorubicin and their metabolites. The study began enrolling patients in August 2014 and achieved full enrollment in June 2015.

Study 301 is a randomized controlled Phase 3 study in patients with high risk (e.g. secondary) AML, with overall survival as the primary endpoint. This Phase 3 study has been undertaken to confirm the Study 204 clinical observations where CPX-351 provided the largest efficacy improvements in these patients and to provide the necessary data for product registration. This Phase 3 study is a multicenter, randomized, open-label study testing CPX-351 versus the current standard of care, conventional cytarabine and daunorubicin therapy (7+3). The Phase 3 clinical study is being conducted in patients 60 – 75 years of age who can tolerate intensive chemotherapy. Sites in the U.S. and Canada are participating in this study. This patient population is intended to be the first indication for which the Company is seeking regulatory approval. The Company achieved the following milestones related to this Phase 3 clinical study:

•	Study 301 enrolled the first patient in December 2012 and closed enrollment in November 2014.
•	In October 2014, the Company achieved the target enrollment, of 300 patients, in Study 301.
•	In December 2014, the independent Data and Safety Monitoring Board reviewed the first 225 patients randomized and recommended that the study continue as planned without any modifications.
•	In June 2015, the Company announced the final analysis of the induction response rate (CR+CRi), a secondary endpoint of the study. CPX-351 resulted in a 43.2% relative increase in induction response rate (47.7% vs. 33.3%) compared to the 7+3 control arm.

The Company expects the following milestones related to its Phase 3 clinical study (assuming a favorable result in the study):

•	Q1 2016 — Analysis of overall survival, the primary endpoint of the study.
•	Q3 2016 — New Drug Application (NDA) submission - U.S.
•	Q1 2017 — Marketing Authorisation Application (MAA) submission - Europe.
•	Q2 2017 — Prescription Drug User Fee Act (PDUFA) date - U.S. (assuming FDA grants priority review).
•	Q1 2018 — Committee for Medicinal Products for Human Use (CHMP) opinion - Europe.

AML accounts for 25 percent of all adult leukemias in the Western world, with the highest incidence rates occurring in the United States, Australia and Europe. AML is generally a disease of older adults, and the median age at the time of diagnosis is about 66 years. AML has one of the lowest survival rates of all leukemias. In 2015, the American Cancer Society’s Cancer Facts & Figures estimates 20,830 new cases and 10,460 deaths in the U.S. In Europe, the incidence is reported to be approximately 18,000 new cases. sAML is reported as 20-30% of the AML incidence and it is estimated as 40% of AML cases for persons age 60 or older. Median overall survival is estimated to be 9-12 months for AML patients; however, it is only estimated to be 6-7 months for sAML patients.

Published scientific literature and the Company’s own clinical experience suggest that response rate is the best available surrogate for overall survival and clinical benefit in AML patients. It should be noted that other factors can affect overall survival, such as, but not limited to, early mortality, response duration and subsequent treatment.

In addition to Study 301, there are a number of clinical studies either ongoing or planned, with estimated data availability dates. Timing of data availability is less certain when conducting investigator initiated or oncology cooperative group studies.

Company-sponsored studies:

•	Phase 2 High-risk AML patients; <60 years of age (planned)
•	Phase 2 AML patients who failed induction treatment; ≥18 years of age (planned)

Investigator-initiated studies:

•	Phase 2 Pre-conditioning prior to haplo cord blood hematopoietic stem cell transplant (ongoing, data expected Q2 - 2016)
•	Phase 2 Patients with High-risk Myelodysplastic Syndrome or newly diagnosed AML and high risk of induction mortality (ongoing, data expected Q2 - 2016)
•	Patients with High-risk Myelodysplastic Syndrome or AML after hypomethylating agent therapy (ongoing, data expected Q3 - 2016)
•	Patients with newly diagnosed AML and high risk of induction mortality (ongoing, data expected Q1 - 2017)
•	Pediatric and young adult patients with recurrent or refractory hematologic malignancies (ongoing, leading to a Children’s Oncology Group study)
•	Older patients with AML (≥ 60 years of age), previously untreated with intensive therapy, two cohorts, one in combination with gemtuzumab ozogamicin (planned, Q4 - 2017)

Cooperative Group studies:

•	Relapsed or refractory AML in children (planned, Q4 - 2017)
•	Patients <60 years of age at high risk because of unfavorable features including an inadequate response to induction (first relapse) or adverse karyotype, etc. (planned, Q2 - 2021)

The clinical development activities are designed to evaluate CPX-351 in other AML patient populations as well as other blood cancers. The studies are taking into consideration a variety of patient variables, including, but not limited to, age, suitability (or fitness) for intensive treatment, and patients line of therapy (first line, relapse, and refractory).

AML is recognized as an orphan disease in the U.S. and in Europe. The Company believes that the highly concentrated target audience allows the Company to commercialize CPX-351 in the U.S. with a small, focused infrastructure. According to a Health and Human Services report on stem cell transplants in AML, in 2013, 50 centers performed 20 or more transplants in AML patients and accounted for more than 70% of AML stem cell transplants. Twenty-three of those centers are participating in the Company’s Phase 3 clinical study.

The Company owns worldwide development and commercialization rights to CPX-351. In 2008, the Food and Drug Administration (“FDA”) granted orphan drug designation to CPX-351 for the treatment of AML. In 2012, the European Commission granted orphan drug status to CPX-351 for the treatment of AML. In January 2015, the FDA granted fast track designation to CPX-351 for the treatment of elderly patients with sAML. The Company has been granted, or notified of allowance of, a number of key patents for CPX-351.

In June 2012, the Company entered into an agreement with LLS pursuant to which the LLS is providing $5.0 million in funding from the LLS Therapy Acceleration Program (“TAP”) program for the Phase 3 study of CPX-351. The agreement provided for LLS to make an upfront payment of $2.0 million to the Company, which was received in July 2012, and further payments totaling an additional $3.0 million on the achievement of clinical milestones; however, the amount may be refundable by the Company in the event of a material breach by the Company under the agreement. The $2.0 million upfront payment was recorded as deferred revenue and will be recognized over the estimated performance period of the research and development services to be provided under the agreement. As of September 30, 2015, $0.2 million was deferred. Since November 2012, the Company has received a total of $2.9 million for milestones achieved under this agreement. In consideration of LLS’s funding, and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, if CPX-351 is successful, the Company must pay LLS a multiple on the LLS funding. (The Company has received $4.9 million of the proposed $5 million from LLS in support of the Phase 3 study in addition to the approximately $4.1 million the Company received in support of the Phase 2 study during 2010 and 2011.) Subject to exclusions under the agreement, the Company is obligated to pay LLS an amount equal to 50% of the cash payments the Company receives from outlicenses and transfers of rights to the product or other liquidity event, as defined in the agreement, until LLS has received an amount equal to 1.5 times the amount of funding the Company receives from LLS. The total amount payable by the Company to LLS will not exceed 3.55 times the amount of funding received from LLS, with the specific amount depending on when the payment(s) occur relative to the timing of the research program and product commercialization. The payments may take the form of cash payments or royalties (not to exceed 5% of net sales) but will not exceed the maximum amount referred to in the preceding sentence.

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

On October 16, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to sell shares of common stock with aggregate gross proceeds of up to $20,000,000, from time to time, through an “at-the-market” equity offering program under which Cantor will act as sales agent. The Sales Agreement provides that Cantor will be entitled to compensation for its services in an amount equal to 3.0% of the gross proceeds from the sales of shares sold under the Sales Agreement.

During the period October 19, 2015 through November 11, 2015, the Company has sold 745,985 shares of common stock under the Sales Agreement at an average price of approximately $1.73 per share for gross proceeds of $1.29 million and net proceeds of $1.26 million after deducting Cantor’s commission. As of November 11, 2015, $18.71 million of common stock remains available to be sold under this facility.

Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Expenses

Research and Development:   The Company charges research and development costs to operations as incurred. The Company’s research and development expenses were $2,860,000 for the three months ended September 30, 2015 compared to $3,335,000 for the three months ended September 30, 2014 reflecting a decrease of $475,000. The decrease was primarily attributable to $259,000 decrease in regulatory and clinical trial costs related to the Phase 3 trial of CPX-351, $355,000 decrease in manufacturing and drug and lipid costs, $121,000 decrease in costs associated with a metabolism study, which began during the second half of 2013 for CPX-351 and ended in July 2014, $93,000 decrease in costs related to drug storage and shipping costs, and $60,000 decrease in intellectual property related costs. These decreases were offset by increases in costs associated with the advancement of the CombiPlex combination work initiated in 2014 of $231,000, compensation and stock option expenses of $97,000, and stability and validation studies of $85,000.

LLS Funding:   The LLS revenue recognized was $136,000 for both the three months ended September 30, 2015 and September 30, 2014. The amount recognized in both periods represents an amortization of a $2,000,000 upfront payment received during 2012, which was deferred and is being recognized over the estimated performance period of the research and development services to be provided under the agreement.

General and Administrative:   General and administrative expenses consist largely of salaries and related benefits, external costs for professional fees relating to legal, accounting and tax services, investor relations expenses, director and scientific advisory services as well as the lease expense for the facilities.

General and administrative expenses were $1,943,000 for the three months ended September 30, 2015 compared to $1,874,000 for the three months ended September 30, 2014, reflecting an increase of $69,000. The increase was primarily attributable to $190,000 compensation and stock option expenses, $25,000 increase in facilities and lease costs related to a Vancouver lease termination. These increases were offset by a reduction in consulting costs associated with commercial planning of $121,000, and recruitment costs of $84,000.

Amortization and Depreciation: Amortization and depreciation expense was $50,000 for the three months ended September 30, 2015 and $49,000 for the three months ended September 30, 2014.

Other Income and Expenses

Interest Expense: Interest expense was $485,000 and $359,000 for the three months ended September 30, 2015 and 2014, respectively, and was related to interest on a Hercules term loan entered into in May 2014. Interest expense of $485,000 for three months September 30, 2015 includes $111,000 related to non-cash amortization of deferred financing costs and the accrual of the end of term charge. Interest expense of $359,000 for the three months ended September 30, 2014 included $108,000 related to non-cash amortization of deferred financing costs and the accrual of the end of term charge.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Expenses

Research and Development: The Company charges research and development costs to operations as incurred. The Company’s research and development expenses were $9,021,000 for the nine months ended September 30, 2015 compared to $9,239,000 for the nine months ended September 30, 2014 reflecting a decrease of $218,000. The decrease was primarily attributable to $593,000 decrease in costs associated with a metabolism study, which began during the second half of 2013 for CPX-351 and ended in July 2014, $339,000 decrease in costs related to manufacturing, $125,000 decrease in drug storage and shipping costs and $84,000 decrease in quality audits and external consulting associated with manufacturing activities. These decreases were offset by increases in costs associated with the advancement of the CombiPlex combination work initiated in 2014 of $542,000, stability and validation studies of $201,000, travel costs for in-house clinical research associates and research personnel of $133,000, and compensation and stock option expenses of $104,000.

Leukemia & Lymphoma Society Funding: The LLS revenue recognized for the nine months ended September 30, 2015 was $1,307,000 and $907,000 for the three months ended September 30, 2014. The amount recognized in 2015 included a $900,000 milestone achieved related to the induction response rate analysis of the Phase 3 trial of CPX-351 completed in June 2015 and $407,000 amortization of a $2,000,000 upfront payment received during 2012, which was deferred and is being recognized over the estimated performance period of the research and development services to be provided under the agreement. The $907,000 recognized in 2014 represents receipt of $500,000 from LLS for a milestone achieved in January 2014 and amortization of the upfront payment received during 2012 of $407,000.

General and Administrative: General and administrative expenses consist of salaries and related benefits, lease expense of the facilities, professional fees relating to legal, accounting, and tax services and other administrative costs.

General and administrative expenses were $5,719,000 for the nine months ended September 30, 2015 compared to $5,492,000 for the nine months ended September 30, 2014, reflecting an increase of $227,000. The increase was primarily attributable to $212,000 increase in compensation and stock option expenses, $156,000 increase in public company, investor relations, and consulting costs, $140,000 increase in professional fees and $35,000 increase in facilities and lease related costs. These increases were offset by decreases in consulting associated with commercial planning of $255,000, and recruitment costs of $84,000.

Amortization and Depreciation: Amortization and depreciation expense was $148,000 for the nine months ended September 30, 2015 and $145,000 for the nine months ended September 30, 2014.

Other Income and Expenses

Interest Expense: Interest expense was $1,308,000 and $560,000 for the nine months ended September 30, 2015 and 2014, respectively, and was related to interest on a Hercules term loan entered into in May 2014. Interest expense of $1,308,000 for nine months September 30, 2015 includes $318,000 related to non-cash amortization of deferred financing costs and the accrual of the end of term charge. Interest expense of $560,000 for the nine months ended September 30, 2014 included $165,000 related to non-cash amortization of deferred financing costs and the accrual of the end of term charge.

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

The Company believes that, with $24.1 million in cash and cash equivalents as of September 30, 2015, it has the resources to meet estimated working capital requirements to fund operations into the second half of 2016. The Company expects to continue to incur losses as it funds research and development activities and commercial launch activities, and the Company does not expect material revenues for at least the next few years.

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

On October 16, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to sell shares of common stock with aggregate gross proceeds of up to $20,000,000, from time to time, through an “at-the-market” equity offering program under which Cantor will act as sales agent. The Sales Agreement provides that Cantor will be entitled to compensation for its services in an amount equal to 3.0% of the gross proceeds from the sales of shares sold under the Sales Agreement.

During the period October 19, 2015 through November 11, 2015, the Company has sold 745,985 shares of common stock under the Sales Agreement at an average proce of approximately $1.73 per share for gross proceeds of $1.29 million and net proceeds of $1.26 million after deducting Cantor’s commission. As of November 11, 2015, $18.71 million of common stock remains available to be sold under this facility.

 The Company’s future capital requirements will depend on many factors, including those factors described in Item 1A. “Risk Factors” of the 2014 Form 10-K annual report and this Form 10-Q as well as the Company’s ability to execute on its business and strategic plans as currently conceived.

Cash Flows

Net cash used in operating activities was $13,319,000 for the nine months ended September 30, 2015. The nine months ended September 30, 2015 amount reflected the Company’s net loss of $14,903,000 offset by $1,745,000 in net non-cash charges including a non-cash charge relating to amortization and depreciation of $148,000, stock-based compensation expense of $1,279,000 and non-cash interest expense of $318,000 related to the deferred financing costs amortization for a term loan. In addition, the Company used $161,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the nine months ended September 30, 2015. The changes in operating assets and liabilities were decreases in accounts payable of $411,000, deferred revenue of $407,000, deferred rent of $7,000 and increases in prepaid expenses and deposits of $33,000, and other receivables of $58,000; offset by an increase in accrued expenses of $716,000, and a decrease in other current assets of $39,000.

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

Cash used in investing activities was $44,000 and $14,000 for the nine months ended September 30, 2015 and 2014, respectively, and was for property and equipment expenditures.

Cash provided by financing activities for the nine months ended September 30, 2015 was $5,080,000. The cash inflow was from the proceeds on issuance of debt of $4,950,000 and from exercised stock options of $130,000. Cash provided by financing activities for the nine months ended September 30, 2014 was $9,747,000. The cash inflow was from the net proceeds on issuance of debt of $9,643,000 and from exercised stock options of $104,000.

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

The Company invests excess cash in investment grade, interest-bearing securities and at September 30, 2015, had approximately $23.3 million invested in money market instruments. Such investments are subject to interest rate and credit risk and are not fully insured by the federal government. The Company believes its policy of investing in highly rated securities, whose liquidities are, at September 30, 2015, all less than 90 days minimizes such risks. In addition, while a hypothetical one percent per annum decrease in market interest rates would have decreased the Company’s interest income for the period, it would not have resulted in a loss of the principal and the decline in interest income would have been immaterial to the Company.

The Company had outstanding total debt at September 30, 2015 of $15 million. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the U.S. prime rate.

The majority of the Company’s business is conducted in U.S. dollars. However, the Company does conduct certain transactions in other currencies, including Canadian dollars. Historically, fluctuations in foreign currency exchange rates have not materially affected the Company’s results of operations, and during the nine months ended September 30, 2015 and 2014, the Company’s results of operations were not materially affected by fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the disclosure.

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

You should consider carefully the risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Each of these risk factors could adversely affect the Company’s business, results of operations and financial condition, as well as adversely affect the value of an investment in the Company’s common stock..

Updated Risk Factor Disclosure

The Company believes it has sufficient funds to conduct our current plan of operations into the second half of 2016. The Company will need to raise additional funding to complete the potential registration and commercialization of CPX-351, service and pay the Company’s debt obligations and enhance liquidity.

The Company has $24.1 million in cash and cash equivalents as of September 30, 2015 and debt obligations under the Hercules Technology Growth Capital, Inc. (“Hercules”) term loan of $15.0 million and future interest payments. The Company believes it currently has the cash to meet estimated working capital requirements and fund operations into the second half of 2016. The Company will need to raise additional capital or identify other funding sources to:

•	complete the potential registration and commercialization of CPX-351;
•	fund additional clinical studies of CPX-351 and seek regulatory approvals;
•	expand the Company’s development activities;
•	implement additional internal systems and infrastructure;
•	build or access commercialization and additional manufacturing capabilities and supplies; and
•	service and pay the Company’s debt obligations, including the Hercules term loan, and otherwise pay the Company’s expenses and enhance the liquidity position.

The Company’s future funding requirements and sources will depend on many factors, including but not limited to:

•	the rate of progress and cost of its clinical studies;
•	the need for additional or expanded clinical studies;
•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which the Company may enter;
•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;
•	the extent of the Company’s other development activities;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the effect of competing technological and market developments.

In the event the Company does not successfully raise funds in subsequent financing(s) or obtain funding from other sources, the Company’s product development and commercialization activities will necessarily be curtailed commensurate with the magnitude of the shortfall or may cease altogether and the Company may not be able to pay its debts on a timely basis. If the Company’s product development and commercialization activities are slowed or stopped, the Company will be unable to meet the timelines and projections set forth in the Form 10-K annual report or the Company’s other filings with the Commission. Failure to progress our product candidates as anticipated or pay debts on a timely basis will have a negative effect on the Company’s business, future prospects and ability to obtain further financing on acceptable terms (if at all), and on the value of the enterprise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the nine months ended September 30, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Recent Developments.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q quarterly report filed on August 7, 2014.)
3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)
10.1	Employment Agreement dated as of August 20, 2015 between the Company and Michael R. Dougherty. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K current report filed on August 24, 2015.)
10.2	Controlled Equity OfferingSM Sales Agreement dated October 16, 2015 between the Company and Cantor Fitzgerald & Co. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K current report filed on October 16, 2015.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.
101.1	The following financial statements from Celator Pharmaceuticals Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Loss for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2015, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELATOR PHARMACEUTICALS, INC.

Signature	Title	Date

/s/ Scott T. Jackson	Chief Executive Officer and a Director	November 12, 2015
Scott T. Jackson	(principal executive officer)

/s/ Fred M. Powell	Vice President and Chief Financial Officer	November 12, 2015
Fred M. Powell	(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q quarterly report filed on August 7, 2014.)
3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)
10.1	Employment Agreement dated as of August 20, 2015 between the Company and Michael R. Dougherty. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K current report filed on August 24, 2015.)
10.2	Controlled Equity OfferingSM Sales Agreement dated October 16, 2015 between the Company and Cantor Fitzgerald & Co. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K current report filed on October 16, 2015.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.
101.1	The following financial statements from Celator Pharmaceuticals Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Loss for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2015, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

