Form 10-K
period 2015-12-31
Celator Pharmaceuticals Inc
filed 2016-03-21
CIK 1327467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $57,860,602

The registrant had 36,386,056 shares of common stock outstanding on March 18, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2016 Annual Meeting of Stockholders of Celator Pharmaceuticals, Inc. (hereinafter referred to as “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s year ended December 31, 2015.

CELATOR PHARMACEUTICALS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission, referred to herein as the SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements that we may make from time to time, including, without limitation, statements contained in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These forward-looking statements and the risks and uncertainties associated with them include, among other things:

•	we will need to raise additional funds to complete the registration and potential commercialization of VYXEOSTM (also known as CPX-351) and development of other product candidates, if any;
•	we have sufficient funds to meet estimated working capital requirements into the second quarter of 2017 but we may have difficulty raising capital to extend the cash runway further, at attractive terms or at all;
•	we will need to raise additional funds by issuing securities, or through licensing or lending arrangements, and this may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights;
•	the regulatory approval process is uncertain and VYXEOS may not be approved for commercial sale by any regulatory authorites;
•	we may not be able to successfully commercialize VYXEOS;
•	third parties upon which we rely to manufacture our products may fail to provide products meeting specifications at acceptable quality levels or prices, or may not be in good standing with regulatory authorities and our development and commercialization of any of our product candidates could be stopped, delayed or made less profitable;
•	government and third party payors may not provide, or provide only limited, coverage and reimbursement for any products we may commercialize, which may not be adequate to enable us to realize an appropriate return on our investment in product development;
•	we may not be successful in protecting and enforcing our proprietary technologies and our intellectual property, and third party intellectual property may limit or interfere with, or eliminate its ability to make, use and sell our products;
•	the results of preclinical and clinical studies are not necessarily predictive of future results and any product candidate we advance may not have favorable results in later clinical studies or receive regulatory approval;
•	our products may be subject to technology risks that may restrict or prevent their development and commercialization; and
•	other factors discussed or incorporated by reference under “Risk Factors.”

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Form 10-K annual report might not occur. The reader is cautioned not to place undue reliance on forward-looking statements that speak only as of the date of this Form 10-K annual report. We are not under any obligation, and we expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law. All subsequent forward-looking statements attributable to us, or to any person authorized to act on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

ITEM 1. BUSINESS

Overview

PART I

Celator Pharmaceuticals, Inc. is an oncology-focused biopharmaceutical company that is transforming the science of combination therapy, and developing products to improve patient outcomes in cancer. Our proprietary technology platform, CombiPlex®, enables the rational design and rapid evaluation of optimized combinations incorporating traditional chemotherapies as well as molecularly targeted agents to deliver enhanced anti-cancer activity. Our lead product is VYXEOSTM, a nano-scale liposomal formulation of cytarabine:daunorubicin, in Phase 3 clinical testing for the treatment of acute myeloid leukemia. We have also conducted clinical development efforts on CPX-1, a nano-scale liposomal formulation of irinotecan:floxuridine for the treatment of colorectal cancer; and have a preclinical stage product candidate CPX-8, a hydrophobic docetaxel prodrug nanoparticle formulation. More recently, we have advanced the CombiPlex platform and broadened its application to include molecularly targeted therapies.

On March 14, 2016 we reported positive results from our Phase 3 study of VYXEOS in patients with high-risk (secondary) acute myeloid leukemia (AML) compared to the standard of care regimen of cytarabine and daunorubicin known as 7+3. The trial met its primary endpoint demonstrating a statistically significant improvement in overall survival. The median overall survival for patients treated with VYXEOS in the study was 9.56 months compared to 5.95 months for patients receiving 7+3, representing a 3.61 month improvement in favor of VYXEOS. The hazard ratio (HR) was 0.69 (p=0.005) which represents a 31 percent reduction in the risk of death versus 7+3. The percentage of patients alive 12 months after randomization was 41.5% on the VYXEOS arm compared to 27.6% on the 7+3 arm. The percentage of patients alive 24 months after randomization was 31.1% on the VYXEOS arm compared to 12.3% on the 7+3 arm.

VYXEOS also demonstrated a statistically significant improvement in induction response rate (CR+CRi of 47.7% versus 33.3%; p=0.016) and this significance was maintained for the analysis of CR alone (CR of 37.3% versus 25.6%, p=0.040). Sixty-day all-cause mortality was 13.7% versus 21.2%, in favor of patients treated with VYXEOS.

No substantial difference in Grade 3 or higher adverse events was observed between VYXEOS and 7+3. In the intent-to-treat population, Grade 3 or higher, hematologic adverse events were similar for overall infections, febrile neutropenia, and bleeding events. In the intent-to-treat population, Grade 3 or higher, non-hematologic adverse events were similar across all organ systems, including cardiac, gastrointestinal, general systems, metabolic disorders, musculoskeletal, nervous system, respiratory, skin and renal.

Our current plans for VYXEOS assume the following key dates:

•	3Q 2016 — New Drug Application (NDA) submission.
•	1Q 2017 — Marketing Authorization Application (MAA) submission.
•	Mid 2017 — Prescription Drug User Fee Act (PDUFA) date (assuming FDA grants priority review).
•	1Q 2018 — Committee for Medicinal Products for Human Use (CHMP) opinion date.

There are a number of additional VYXEOS clinical studies either ongoing or planned. These clinical development activities are designed to evaluate VYXEOS in other AML patient populations as well as other blood cancers. The studies are taking into consideration a variety of patient variables, including, but not limited to, age, suitability (or fitness) for intensive treatment, and patients’ line of therapy (first line, relapse, and refractory).

AML is a cancer of the bone marrow and blood. It affects mostly cells that are not fully developed and these cells cannot carry out their normal functions. AML has many other names, including acute myelocytic leukemia, acute myelogenous leukemia, acute granulocytic leukemia, and acute non-lymphocytic leukemia.

AML accounts for 25 percent of all adult leukemias in the Western world, with the highest incidence rates occurring in the United States, Australia and Europe. AML is generally a disease of older adults, and the median age at the time of diagnosis is about 66 years. AML has one of the lowest survival rates of all leukemias. In 2016, the American Cancer Society’s Cancer Facts & Figures estimates 19,950 new cases in the U.S. In Europe and in Japan, the incidence is reported to be approximately 18,000 and 5,500 new cases, respectively. Untreated AML in all ages is rapidly fatal, with patients dying on average within a few months of diagnosis. Even with treatment, the median overall survival of newly diagnosed AML patients is approximately 12 months, with particular groups of AML patients, including those with high-risk (secondary) AML, having a poorer prognosis.

We own worldwide development and commercialization rights to VYXEOS. In 2008, the Food and Drug Administration (“FDA”) granted orphan drug designation to VYXEOS for the treatment of AML. In 2012, the European Commission granted orphan drug status to VYXEOS for the treatment of AML. In January 2015, the FDA granted fast track designation to VYXEOS for the treatment of elderly patients with secondary AML. We have been granted, or notified of allowance of, a number of key patents for VYXEOS.

VYXEOS is based on our proprietary technology platform, CombiPlex®, which enables the rational design and rapid evaluation of optimized drug combinations to deliver enhanced anti-cancer activity. The platform can utilize traditional chemotherapies as well as molecularly targeted agents. CombiPlex addresses several fundamental shortcomings of conventional combination regimens, as well as the challenges inherent in combination drug development, by identifying the most effective synergistic molar ratio of the drugs being combined in vitro, and fixing this ratio in a nano-scale drug delivery complex to maintain the optimized combination after administration and ensure its exposure to the tumor.

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. To date, we have funded our operations primarily through private placements of preferred stock, private and public placements of common stock, convertible debt and debt financings. In the future, we may also pursue additional funding options, including entering into agreements with collaborative partners. We believe that, with $23.3 million in cash and cash equivalents as of December 31, 2015 and $9.8 million in net proceeds from the sale of common stock during the first quarter of 2016, we have the resources to meet estimated working capital requirements to fund operations into the second quarter of 2017. We expect to continue to incur losses as we fund research and development and commercial launch activities, and we do not expect material revenues for at least the next few years.

Our Strategy

Our strategy is to develop and commercialize novel products for the treatment of cancer based on our proprietary technology platform. Key elements of our strategy are:

•	Obtain regulatory approvals to market our lead product candidate, VYXEOS, as a treatment for high-risk (secondary) acute myeloid leukemia (AML).
º	Our NDA for VYXEOS is expected to be submitted in the third quarter of 2016, and if the FDA assigns a priority review, our PDUFA action date would be mid 2017.
•	Commercialize VYXEOS in the U.S.
º	If approved, we plan to commercialize VYXEOS with a small, focused, U.S.-based sales organization. AML is an orphan disease in the U.S. with approximately 19,950 new cases annually. Based on our estimates, we believe that approximately 70% of AML patients are treated by hematologists/oncologists at approximately 50 hospitals.
•	Seek partnership arrangements to commercialize VYXEOS outside of the U.S.
•	Expand the utilization of VYXEOS into other AML patient populations as well as other blood cancers.
º	We are clinically evaluating VYXEOS in other patient populations through a number of paths — investigator-initiated studies, oncology cooperative group studies, and company-sponsored studies.
•	Leverage our commercial and research infrastructure to create a pipeline over time.

º	We believe the success of VYXEOS, as well as our work demonstrating the ability to apply our technology to molecularly targeted agents, may present opportunities for research and development collaborations with other pharmaceutical companies utilizing our technology platform.

Acute Myeloid Leukemia (AML)

AML represents a group of clonal hematopoietic stem cell disorders in which both failure to differentiate and excessive proliferation in the stem cell compartment result in accumulation of non-functional cells termed myeloblasts. Untreated AML in all ages is rapidly fatal, with patients dying on average within a few months of diagnosis. Even with treatment the median overall survival is approximately 12 months, with particular groups of AML patients, including those with high-risk (secondary) AML, having a poorer prognosis. Most AML patients will ultimately succumb to their disease and fewer than 30% will be cured. Risk factors that decrease sensitivity of the leukemia to therapy or decrease patient tolerance to therapy include increasing age, poor performance status, co-morbid medical conditions, accumulated chromosomal abnormalities, and multidrug resistance. Given that the median age at diagnosis of AML is 66 years, it is not surprising that the majority of patients diagnosed with AML are at high risk and in need of improved treatment options. AML in older patients (age ≥60) is associated with increased risk of not responding to therapy and increased risk of dying from the treatment. There is broad overlap of the above risk factors with most older AML patients having one or more adverse features. The poor results of treatment in older patients with AML have led to reluctance to treat elderly patients with intensive regimens designed to induce aplasia and complete remission.

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

High-risk (secondary) AML is a term that has been used to cover a heterogeneous group of poor prognosis AML. A number of independent factors are considered when determining the risk profile of AML patients, which include age greater than 60, treatment-related disease, an antecedent hematologic disorder, such as Myelodysplastic Syndrome (MDS), poor cytogenetics, and/or molecular abnormalities. Patients with high risk disease have poorer response rates and poor overall survival compared to lower risk patients.

Initial Evaluation

Per the National Comprehensive Cancer Network’s Clinical Practice Guideline for AML, a patient’s initial evaluation will consider two main criteria:

(1) the characterization of the disease process based on factors such as prior toxic exposure, antecedent hematologic disorders, and karyotypic or molecular abnormalities; and

(2) patient specific factors including age, performance status, comorbid conditions, and the ability to tolerate intensive therapy.

These criteria may provide prognostic information that can impact responsiveness to treatment and risk of relapse.

AML Treatment

Treatment for AML is divided into induction and consolidation (or post-remission treatment). When considering treatment, the patient’s ability to tolerate intensive therapy must be considered. If the patient is deemed suitable for intensive treatment they usually receive cytarabine in combination with an anthracycline. For patients who are deemed unsuitable for intensive treatment, low intensity treatment or best supportive care may be appropriate. Induction therapy may consist of the following:

Intensive therapy
•	Standard dose cytarabine in combination with an anthracycline (commonly referred to as 7+3)
•	High dose cytarabine in combination with an anthracycline

•	Clinical trial
Low intensive therapy
•	Hypomethylating agents (azacitidine or decitabine)
•	Low dose cytarabine
•	Best supportive care (hydroxyurea or transfusion support)
•	Clinical trial

Although induction therapy clears the bone marrow of visible signs of the leukemia, additional post-remission therapy may be needed to reduce the residual abnormal cells. Consolidation therapy may consist of the following:

•	High-dose cytarabine
•	Cytarabine in combination with an anthracycline
•	Stem cell transplant
•	Clinical trial

Guidelines have been developed that separate patients based upon age — less than 60 years of age and older than 60 years of age — because of the higher prevalence of poorer risk factors, such as, unfavorable cytogenetics, antecedent hematologic disorders, and higher incidence of multi-drug resistance in patients over the age of 60.

Better therapies are urgently needed in view of the relatively poor prognosis for most patients with AML. Efforts to improve these outcomes, including intensification of treatment via modification of dose levels and schedules and/or addition of new cytotoxic and targeted therapies to existing regimens, have had limited success.

Despite the widespread use of the 7+3 regimen for AML, there has been little research focused on understanding how these two drugs interact on a cellular level. The different treatment schedules used for cytarabine and daunorubicin in the 7+3 regimen result in leukemia cells being exposed to constantly changing ratios, which may limit the effectiveness of this chemotherapy combination when some of those ratios are antagonistic. In fact, drug ratio dependency was observed and superiority of the 5:1 molar (i.e., number of molecules) ratio was identified by us in pre-clinical studies, both in vitro and in vivo. Consequently, the CombiPlex technology platform was applied to this combination and nano-scale liposomes were engineered that co-encapsulated cytarabine and daunorubicin, to maintain the optimal synergistic drug ratio for extended periods of time after intravenous injection, with the aim of improving anti-leukemia activity.

VYXEOS (CPX-351)

Scientific Rationale

VYXEOS combines two of the most active agents used and studied extensively in acute myeloid leukemia patients, cytarabine and daunorubicin, and combines them into one drug using our proprietary technology platform, CombiPlex. The combination regimen of cytarabine and daunorubicin, known as 7+3, was first published in 1973 by Yates et al. CombiPlex allows for the optimization of the 7+3 regimen in three distinct ways. First, through extensive in vitro testing, we have identified that cytarabine and daunorubicin given at a molar ratio of 5:1 provides the greatest synergistic effect across a number of leukemia and other tumor cell lines. Importantly, at this ratio, we did not observe the level of antagonistic activity that was observed with other tested ratios. This ratio was confirmed as being optimal in preclinical in vivo leukemia models. Second, we lock in this ratio by co-encapsulating cytarabine and daunorubicin in a nano-scale carrier to maintain this ratio after infusion. Third, we coordinate and control the pharmacokinetics and pharmacodynamics of VYXEOS to maintain the ratio for prolonged periods of time which enables extended exposure to leukemia cells. Without the carrier, free drugs administered at this or any molar ratio would be lost due to the varying and independent pharmacokinetics and pharmacodynamics of cytarabine and daunorubicin. In contrast, VYXEOS allows for the preservation of the ratio for more than 24 hours. In addition VYXEOS provides elevated plasma blood levels where drug can be readily detected for more than one week.

VYXEOS circulates in the plasma at high concentrations with an elimination half-life in patients over 24 hours. The drugs remain stably encapsulated at a 5:1 molar ratio of cytarabine:daunorubicin until released directly in the cells, thus delivering the most potent ratio directly to the cancer cells. VYXEOS is able to accumulate and persist for days at high concentrations in the bone marrow, the site of AML. Within this compartment, VYXEOS’ nano-scale liposomes are taken up selectively by leukemia cells compared to normal bone marrow cells in an energy dependent fashion. The molecular basis of this leukemia cell uptake is not completely understood, but may be related to scavenger receptors on the cell surface or other nutrient uptake processes up-regulated in leukemia cells. We believe that the prolonged circulation time and preferential uptake by leukemia cells are two additional key contributors to the improved activity and safety profile as compared to the 7+3 regimen.

Due to the extremely short half-life of cytarabine, it is continuously infused over 7 days, while daunorubicin is given on days 1, 2, and 3 as a 60 minute infusion (hence the 7+3 moniker). In contrast, VYXEOS is administered as a 90 minute infusion on days 1, 3, and 5 in the first induction, and on days 1 and 3 in subsequent inductions and consolidation cycles. We believe this more convenient administration profile will be less resource-intensive, and affords clinicians and patients the opportunity to consider outpatient administration in certain settings.

In addition to the improved pharmacokinetic and pharmacodynamic properties, we have demonstrated that VYXEOS accumulates in the bone marrow, where leukemic cells are harbored, and is taken up preferentially by leukemia cells compared to normal bone marrow cells. In addition, we have demonstrated that the synergistic 5:1 molar ratio is maintained in the liposome until it is released in the cells, thus delivering the most potent ratio directly to the cancer cells.

Clinical Development of VYXEOS (CPX-351)

To date, five clinical studies have been completed with CPX-351: (1) a randomized Phase 3 study in 309 patients with high-risk (secondary) AML, age 60 – 75, (2) a Phase 2 pharmacokinetic and pharmacodynamic study of VYXEOS, patients age 18 – 80, (3) a randomized Phase 2 Study in 126 newly diagnosed AML patients age 60 – 75, (4) a randomized Phase 2 study in 125 AML patients in first relapse age 18 – 65 and, (5) a Phase 1 dose escalation study in 48 advanced leukemia patients.

Randomized Phase 3 Study in Patients Age 60 – 75 with high-risk (secondary) AML — Study 301

On March 14, 2016 we reported positive results from the Phase 3 study of VYXEOS in patients with high-risk (secondary) acute myeloid leukemia (AML) compared to the standard of care regimen of cytarabine and daunorubicin known as 7+3. The trial met its primary endpoint demonstrating a statistically significant improvement in overall survival. The median overall survival for patients treated with VYXEOS in the study was 9.56 months compared to 5.95 months for patients receiving 7+3, representing a 3.61 month improvement in favor of VYXEOS. The hazard ratio (HR) was 0.69 (p=0.005) which represents a 31% reduction in the risk of death versus 7+3. The percentage of patients alive 12 months after randomization was 41.5% on the VYXEOS arm compared to 27.6% on the 7+3 arm. The percentage of patients alive 24 months after randomization was 31.1% on the VYXEOS arm compared to 12.3% on the 7+3 arm.

VYXEOS also demonstrated a statistically significant improvement in induction response rate (CR+CRi of 47.7% versus 33.3%; p=0.016) and this significance was maintained for the analysis of CR alone (CR of 37.3% versus 25.6%, p=0.040). Sixty-day all-cause mortality was 13.7% versus 21.2%, in favor of patients treated with VYXEOS.

No substantial difference in Grade 3 or higher adverse events was observed between VYXEOS and 7+3. In the intent-to-treat population, Grade 3 or higher, hematologic adverse events were similar for overall infections, febrile neutropenia, and bleeding events. In the intent-to-treat population, Grade 3 or higher, non-hematologic adverse events were similar across all organ systems, including cardiac, gastrointestinal, general systems, metabolic disorders, musculoskeletal, nervous system, respiratory, skin and renal.

The randomized, controlled, Phase 3 trial enrolled 309 patients at 39 sites in the United States and Canada. Patients were stratified for age (60 to 69 and 70 to 75 years of age) and AML type; treatment-related AML, AML with documented history of MDS with prior treatment with hypomethylating agent therapy, AML with documented history of MDS without prior hypomethlyating agent therapy, AML with a documented history of chronic myelomonocytic leukemia (CMMoL), and de novo AML with a karyotype characteristic of myelodysplastic syndrome (MDS).

Patients were randomized 1:1 to receive either VYXEOS or 7+3. Patients could receive one or two inductions, and responding patients could receive one or two consolidations. First induction for VYXEOS was 100u/m2; days 1, 3, and 5 by 90-minute infusion and for the control arm was cytarabine 100mg/m2/day by continuous infusion for 7 days and daunorubicin 60mg/m2 on days 1, 2, and 3 (7+3). Second induction for VYXEOS-treated patients was 100u/m2 on days 1 and 3 and the control arm was cytarabine 100mg/m2/day by continuous infusion for 5 days and daunorubicin 60mg/m2 on days 1 and 2 (5+2).

Only patients with documented CR or CRi were eligible to receive chemotherapy consolidation. Consolidation for VYXEOS-treated patients was 65u/m2 on days 1 and 3 and the control arm was cytarabine 100mg/m2/day by continuous infusion for 5 days and daunorubicin 60mg/m2 on days 1 and 2 (5+2).

Pharmacokinetic and pharmacodynamic assessment of cardiac QTc prolongation following treatment with CPX-351 and the effect of renal function on dosing, age 18 – 80, Study 206

Study 206 was an open-label, Phase 2, pharmacokinetic (PK) and pharmacodynamic (PD) study which enrolled AML and acute lymphocytic leukemia (ALL) patients with good risk hepatic function and normal cardiac function. Regarding cardiac effect, the study showed CPX-351 did not prolong the QT/QTc interval, a positive safety outcome. CPX-351 exposure was independent of renal function, indicating no need for dose adjustment when renal function is impaired. CPX-351 exhibited prolonged half-life for both cytarabine and daunorubicin consistently greater than 97% of circulating drug during the first 24 hours of treatment. The high rate of complete remission and referral for transplant corroborate the high level of efficacy observed in earlier studies with CPX-351.

Randomized Phase 2 Study of CPX-351 in Newly Diagnosed AML Patients Age 60 – 75 — Study 204

Study 204 was a randomized study in newly diagnosed AML patients age 60 – 75, comparing CPX-351 (100 U/m2) against first-line therapy (7+3 regimen of cytarabine plus daunorubicin using 100 mg/m2 cytarabine per day for 7 days as a continuous infusion, combined with 60 mg/m2 daunorubicin per day for 3 days). This study was intended to be a direct test of whether delivery of a fixed, synergistic ratio of the two drugs (i.e., CPX-351) provided increased clinical efficacy over conventional administration of the same agents (i.e., 7+3 regimen). Patients were randomized 2:1 to receive CPX-351 or 7+3, respectively, and patients were stratified by risk group where patients classified as high risk had either older age (70 – 75), high-risk (secondary) AML or complex cytogenetics (≥3 abnormalities). The primary endpoint of this study was response rate (CR+CRi: defined as the number of patients with CR and CRi divided by the number of patients receiving treatment, expressed as a percentage) and a successful Phase 2 study was prospectively defined as a difference in response rate favoring CPX-351 with a p-value <0.1.

The table below presents the efficacy and early mortality results from Study 204 for the overall patient population as well as for secondary AML (sAML) patients, a group that was prospectively identified for subset analysis in the protocol. Secondary AML in this Phase 2 study is defined as having a history of an antecedent hematologic disorder MDS, myeloproliferative disease or history of cytotoxic treatment for non-hematologic malignancy. In the overall population, patients treated with CPX-351 achieved relative improvements over the control arm; a higher response rate, a decrease in 60-day mortality rate, and improvements in event-free survival and overall survival.

Table: Major efficacy parameter outcomes for CPX-351 and 7+3 treatment arms in the overall and secondary AML populations

	All Patients		All Patients	sAML		sAML
	CPX-351 (n=85)	7+3 (n=41)	Relative Improvement Over Control	CPX-351 (n=33)	7+3 (n=19)	Relative Improvement Over Control
Response (CR+CRi) Rate (%).	66.7	51.2	30.3%	57.5	31.6	82.0%
60-Day Mortality (%)	4.7	14.6	67.8%	6.1	31.6	80.7%

	All Patients			All Patients	sAML			sAML
	CPX-351 (n=85)	7+3 (n=41)		Relative Improvement Over Control	CPX-351 (n=33)	7+3 (n=19)		Relative Improvement Over Control
Median Event-Free Survival (months)	6.5	2.0		225.0%	4.5	1.3		246.2%
Median Overall Survival (months)	14.7	12.9	*	14.0%	12.1	6.1	*	98.4%

*	Includes patients who clinical investigators deemed non-responders to 7+3 who crossed over and received CPX-351.

One of the primary objectives of this randomized, controlled, Phase 2 clinical study was to identify a well-defined patient population exhibiting benefits from CPX-351 treatment that would be predictive of success in a Phase 3 setting. While improvements in leukemia clearance and response were observed for CPX-351 in all AML subgroups, the benefits were largest in high risk patients and sAML patients in particular, which represented approximately 41% of this study population. In sAML patients, the response rate increased, the 60-day mortality decreased, and the median overall survival time increased as noted in the table. Overall survival, or OS, results demonstrated improvements with CPX-351 that were statistically significant (p=0.01) with an approximate 54% decrease in the risk of death (hazard ratio=0.46) after 24 months of follow-up. It is important to note that patient demographics and risk factors were well balanced between the two study arms indicating that the improvements were not likely due to imbalances between the treatment arms favoring CPX-351. Moreover, the rate of bone marrow transplants following induction treatment was similar between the two study arms, suggesting that stem cell transplants did not bias study results. No other subgroup analyses were statistically significant, which is not unexpected given the small number of patients in each subgroup. The analyses do provide hypotheses for future studies in other patient populations.

An exploratory feature of this study design was that patients randomized to the control arm were allowed to cross over to receive CPX-351 if there was evidence of persistent AML after 7+3 treatment with little likelihood of achieving response. This design element provided important evidence that CPX-351 is active in patients who do not respond to the 7+3 regimen. Specifically, of the 10 non-responders to 7+3 who chose to cross over to CPX-351 treatment, four achieved complete response and all four lived beyond one year. The efficacy of CPX-351 observed in these patients suggests that CPX-351 may be active in treating AML patients who fail front line treatment with the 7+3 regimen.

In terms of safety, a qualitatively similar profile of adverse events, was observed for both CPX-351 and the 7+3 regimen. The key difference in adverse events between CPX-351 and 7+3 was more prolonged myelosuppression (slower recovery of bone marrow activity) with longer median time to recovery from neutropenia (neutrophil >1000/μL) requiring 4 additional days and median time to recover from thrombocytopenia (platelets >100,000/μL) requiring 9 additional days was observed in the CPX-351 arm. This difference can be considered a result of the potent activity in the bone marrow which produced a high rate of leukemia clearance. Associated with this greater myelosuppression were increased adverse events such as febrile neutropenia and infection. In spite of these increased adverse events, there was a decrease in the 60-day mortality rate associated with CPX-351 compared to 7+3 (4.7% vs. 14.6%), indicating that the adverse events associated with CPX-351 treatment were reversible and well managed.

Randomized Phase 2 Study of CPX-351 in AML Patients in First Relapse, Age 18 – 65 — Study 205

Study 205 (supported through a partnership with LLS) was structured similarly to the newly diagnosed AML clinical study. Patients were randomized 2:1 to receive either CPX-351 (81 patients) administered at the same dose and schedule as used in Study 204 or control arm therapy consisting of investigator selected salvage treatment (44 patients). Patients were stratified by a methodology known as the European Prognostic Index, or EPI, into three strata: favorable risk, intermediate risk, and poor risk based on a scoring system that evaluated duration of first remission, cytogenetics, age, and presence or absence of prior stem cell transplant. The risk factors used to calculate the EPI were well balanced between the CPX-351 and salvage treatment arms. The distributions across risk groups were similar to historical data with approximately 12%, 20% and 68% in favorable, intermediate and poor risk groups, respectively.

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

The results from the first relapse AML Phase 2 study, as shown in the table above closely mirrored those in newly diagnosed AML patients. CPX-351 exhibited a higher response rate as well as improvements in OS and 1-year survival rate. Similar to the newly diagnosed AML study, the degree of benefit provided by CPX-351 was greater in patients with poor risk characteristics (by EPI criteria). For these patients, who constituted 68% of the patients in this study, CPX-351 outperformed control arm salvage treatment with an increase in response rate, a decrease in 60-day mortality, a increase in median OS and an increase in 1-year survival rate. Overall survival for the poor risk first relapse AML patients revealed a statistically significant (p=0.02) improvement for CPX-351 with an approximate 45% decrease in the risk of death (hazard ratio=0.55). No other subgroup analyses were statistically significant, which is not unexpected given the small number of patients in each subgroup. The analyses do provide hypotheses for future studies in other patient populations.

The general safety profile was comparable for both study arms except for prolonged neutropenia and thrombocytopenia following CPX-351 with median absolute neutrophil count recovery (>1000/μL) requiring 8 additional days and median platelet recovery (>100,000/μL) requiring 10 additional days. More prolonged myelosuppression led to higher rates of severe infections (66.7% vs. 61.4%), fatal infections (12.3% vs. 6.8%) and hemorrhage events.

Phase 1 Study — Study 101

A Phase 1 dose escalation study was conducted at four centers in the U.S. in patients with relapsed/refractory leukemia or high-risk MDS. CPX-351 was administered every other day for 3 days by 90-minute infusion. The maximum tolerated dose (MTD) was determined to be 101 U/m2 (1 Unit = 1.0 mg cytarabine + 0.44 mg daunorubicin) with dose limiting toxicities of persistent (>56 days) neutropenia (abnormally low number of circulating neutrophils, the most important type of white blood cell) and thrombocytopenia (decrease of circulating platelets in blood), hypertensive crisis and congestive heart failure (in the setting of sepsis). Pharmacokinetic analysis confirmed maintenance of the 5:1 molar ratio for over 24 hours and prolonged circulation half-life. Complete response (“CR”: defined as a disappearance of leukemia from the bone marrow, with recovery of normal blood counts) was first observed at 43 U/m2, roughly one-half of the MTD. At study completion, 48 patients had been enrolled. Among 43 AML patients, CR was achieved in nine patients and complete response with incomplete normal blood cell recovery, CRi (“CRi”: defined as a disappearance of leukemia from the bone marrow, with incomplete blood cell recovery) was observed in one patient at 32 U/m2. The positive outcomes of this Phase 1 study supported evaluating the efficacy of CPX-351 in a Phase 2 setting.

Additional Opportunities for CPX-351

We believe that a clinically meaningful benefit may be achieved with VYXEOS in other patient populations beyond the initial registration trial. Consequently, we are studying or plan to study VYXEOS in other patient populations through company-sponsored studies, investigator-initiated studies and oncology cooperative groups. Studies that are underway or planned include:

Company-sponsored studies:

•	Phase 2 High-risk AML patients; <60 years of age (planned to start second half of 2016)
•	Phase 2 AML patients who failed induction treatment; ≥18 years of age (planned to start second half of 2016)
•	Expanded Access Protocol for patients with secondary AML, age 60 – 75 (ongoing)

Investigator-initiated studies:

•	Phase 2 Pre-conditioning prior to cord blood hematopoietic stem cell transplant (ongoing)
•	Phase 2 Patients with High-risk MDS or newly diagnosed AML with high risk of induction mortality (ongoing)
•	Patients with High-risk Myelodysplastic Syndrome or AML after hypomethylating agent therapy (ongoing)
•	Patients with newly diagnosed AML and high risk of induction mortality (ongoing)
•	Pediatric and young adult patients with recurrent or refractory hematologic malignancies (ongoing)
•	Older patients with AML (≥60 years of age), previously untreated with intensive therapy, two cohorts, one in combination with gemtuzumab ozogamicin (planned)

Cooperative Group studies:

•	Patients <60 years of age at high risk because of unfavorable features including an inadequate response to induction (first relapse) or adverse karyotype, etc. (ongoing)
•	Relapsed or refractory AML in children (planned)

Commercial Opportunity for VYXEOS

The American Cancer Society estimates there will be 19,950 new AML cases diagnosed in the U.S. in 2016, and that approximately half those diagnosed will die within a year. Of the total 19,950 AML patients expected to be diagnosed, we estimate that approximately 70% of the total are over the age of 60, with 75% of this total having intermediate/high-risk AML and 50% of this total being fit for intensive therapy. We estimate that in the U.S. approximately 3,400 – 3,500 patients meet the profile of the patients included in our recently completed Phase 3 study, and may be considered candidates for treatment with VYXEOS based on our initial label, if approved.

We plan to commercialize VYXEOS in the U.S. independently, and believe that a modest, commercial infrastructure can serve the needs of our prospective customers. A notable feature of the AML opportunity is that AML is an orphan disease with a very specialized and concentrated target audience. We estimate that approximately 70% of AML patients are treated at roughly 50 institutions in the U.S. Nearly half of these institutions participated (i.e. enrolled at least 1 patient) in our Phase 3 study, and many also participated in the Phase 2 studies. Therefore, both a familiarity with VYXEOS and relationship with us exists prior to approval and product launch, which could facilitate important access to these institutions and uptake of VYXEOS.

Competition — Acute Myeloid Leukemia

The cancer indication for which we intend to commercialize VYXEOS has established therapies. A key consideration in the treatment of AML patients is the patient’s suitability for intensive therapy. The standard of care for the treatment of newly diagnosed AML patients who can tolerate intensive therapy is cytarabine in combination with an anthracycline (i.e., daunorubicin). A patient deemed unsuitable for intensive therapy may be offered the option for a low-intensity therapy, such as low-dose cytarabine, azacitidine or decitabine or possibly intermediate intensity therapy such as clofarabine. It should be noted that in the U.S., azacitidine, decitabine and clofarabine are not approved by the FDA for the treatment of AML patients. The initial focus for VYXEOS development is in patients who are deemed suitable to receive intensive therapy. There are several major pharmaceutical companies and biotechnology companies who are aggressively pursuing new cancer development programs for the treatment of AML, ALL, lymphomas and other hematological malignancies, including both therapies with established, as well as novel, emerging mechanisms of action.

To our knowledge, there are no late stage clinical development programs specifically targeting high-risk (secondary) AML. However, we recognize that there are a number of therapies approved by the FDA in other diseases, such as Myelodysplastic Syndrome (hypomethylating agents) and solid tumors (tyrosine-kinase inhibitors) that are supported by AML guidelines such as the NCCN Compendia, that may be considered competitive. Whether VYXEOS is complementary or directly competitive with new agents in development for the treatment of other AML populations will depend on the safety/efficacy and mechanism of action of these other agents. See also “Risk Factors” — If our competitors develop and market products that are more effective, safer or appear to deliver greater value than VYXEOS, our commercial opportunities may be negatively impacted.

Pharmaceutical Development Overview

Our drug product candidates are considered nano-scale drug delivery vehicles. This means that the active agents are incorporated into a delivery vehicle forming particles in the 10 - 200 nm size range that are suitable for intravenous administration. The complex features of these drug products require additional considerations for both manufacturing and testing beyond those needed for traditional small molecules in solution.

For the liposomal drug candidates, modified mixing and extrusion systems are needed to prepare the liposome carrier at the desired particle size. The active pharmaceutical ingredients, or APIs, are usually incorporated into these preformed liposomes. For nanoparticle drug candidates, special high speed mixing is used where the delivery system and active agents are combined and formed in a single step. Once the equipment is designed and in place, the manufacturing processes are optimized and batches of product from 1L to more than 200L can be produced. The composition of the drug products is complex and includes the APIs, delivery vehicle components, polymers and buffers depending on the particular drug product. Analysis requires the development of novel analytical methods to determine the identity, assay, purity, relevant physicochemical attributes and expectations for an injectable drug. We have the expertise to develop manufacturing and analytical procedures for a variety of nano-scale drug products.

For example, the process to manufacture VYXEOS has undergone process improvement measures and feasibility testing such that a scalable, reproducible, cost-effective manufacturing process is in place. The batch scale is suitable for commercial supply. Testing methods have been developed and validated per FDA and the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (ICH) guidelines.

We do not currently own or operate manufacturing facilities for the production or testing of VYXEOS or other product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We presently depend on third-party contract manufacturers for all of our required raw materials, APIs and finished products for our preclinical and clinical studies, and potential commercial use.

Suppliers of API and manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal of the product from the market. In addition, changes to the manufacturing process and other types of changes to the approved product, such as adding new indications and additional labeling claims, generally require prior FDA approval before being implemented.

We executed a non-exclusive manufacturing and supply agreement for clinical and commercial supply, a quality agreement and product master master plan for VYXEOS with Baxter Oncology GmbH (“Baxter”), an established manufacturing firm with special facilities to manufacture and test cytotoxic agents. We expect that Baxter will be the sole source for VYXEOS at the time of commercialization. The contract does not specify a minimum quantity of product for clinical purposes. The annual obligation for commercial use is in the low single digits, i.e., less than five batches per year, for the first four years and then as mutually agreed to by the parties. The product purchase price is subject to an annual adjustment not to exceed the percentage change of the German producer price index. In addition to normal contractual termination provisions for breach or in the event of bankruptcy or corporate dissolution, the agreement has no set term and may be terminated (i) on 24 months’ notice by either party, or (ii) 90 days after notice by either party if no regulatory approval occurs within 36 months after the initial NDA/Marketing Authorization Application filing.

Additional Product Opportunities

In addition to VYXEOS, we have other product candidates, which include CPX-1 and CPX-8.

•	CPX-1 is a nano-scale liposomal formulation of irinotecan:floxuridine, which is a clinical stage product candidate;
•	CPX-8 is a nano-scale hydrophobic docetaxel prodrug nanoparticle which is a preclinical stage product candidate.

Additional capital would be required should we elect to advance any of these candidates.

CPX-1 (irinotecan:floxuridine)

The combination of irinotecan plus a fluorinated pyrimidine, typically 5-FU, is a standard chemotherapy combination for the treatment of metastatic colorectal cancer, or CRC, used in the FOLFIRI (folinic acid (leucovorin), 5-FU and irinotecan) regimen. Similar to the case for the 7+3 regimen in AML, irinotecan:fluoropyrimidine ratios are continuously changing during the course of FOLFIRI therapy, with the possibility of tumor cells being exposed to antagonistic drug ratios.

The combination of irinotecan and floxuridine (a 5-FU equivalent analogue chosen for its formulation suitability) demonstrated strong drug ratio-dependent synergy where the optimal molar ratio was 1:1. CPX-1 low cholesterol nano-scale liposomes were engineered to maintain the 1:1 molar ratio of these two drugs after intravenous injection and selectively deliver the drugs to solid tumors. When tested in a range of preclinical solid tumor models, CPX-1 consistently provided marked improvements in therapeutic efficacy in a wide range of preclinical tumor models.

Based on promising preclinical results, CPX-1 was advanced into a Phase 1 dose escalation clinical study in patients with advanced solid tumors. The MTD of CPX-1 was identified as 210 U/m2 (1 Unit = 1.0 mg irinotecan + 0.36 mg floxuridine). The target 1:1 molar ratio of irinotecan to floxuridine was maintained in the blood of all patients for 8 - 12 hours and in many cases up to 24 hours. In the 30 patients evaluable for response, three patients achieved a partial response (PR), 21 patients achieved stable disease (SD) and six patients had progressive disease (PD). Disease control (PR or SD) was observed in 11 of 15 (73.3%) patients with CRC. Colorectal cancer patients exhibited a favorable median progression free survival, or PFS, of 5.4 months. PFS is the length of time after initiation of treatment, during which the disease being treated, does not get worse.

In view of the high level of disease control observed in the Phase 1 clinical study as well as the encouraging results obtained in colorectal patients regardless of prior irinotecan exposure, CPX-1 was evaluated in CRC patients in a Phase 2 setting. A dose of 210 U/m2 was administered bi-weekly to patients that were either irinotecan naïve (Arm A, 26 patients) or irinotecan refractory (Arm B, 33 patients). The median PFS, response rate and overall disease control rate for CPX-1 were greater than documented for FOLFIRI in irinotecan-naïve CRC patients. Positive efficacy results were also obtained in the irinotecan refractory arm.

The research relating to CPX-1 consists of only a single Phase 1 study, with 33 late stage patients (15 colorectal) and a single Phase 2 clinical study, with 59 colorectal patients (26 irinotecan-naïve and 33 irinotecan-refractory) and, because of the limited number of patients treated, cannot provide conclusive evidence that the product candidate is effective for the treatment of colorectal or other cancers. Additional clinical studies, utilizing different doses of CPX-1 and combining CPX-1 with other agents, will be needed.

Future development of CPX-1 will depend on our ability to secure a partner that will independently develop, or assist us in developing CPX-1.

CPX-8 (Nanoparticle Docetaxel Formulation for Solid Tumors)

We have developed nanoparticle formulations of both paclitaxel and docetaxel based on our proprietary hydrophobic prodrug technology platform that are significantly more efficacious than the conventional commercially used taxane formulations in preclinical tumor models. Celator developed a library of taxane prodrugs that demonstrated a wide range of plasma elimination rates and tested them for efficacy compared to their conventional drug counterparts in preclinical solid tumor models. When docetaxel was formulated in optimized prodrug nanoparticles (referred to as CPX-8), a significant proportion of complete tumor regressions were achieved, which was markedly more efficacious than conventional docetaxel. Interestingly, not only was the degree of CPX-8 therapeutic activity greater than conventional docetaxel when the two agents were compared at their respective MTDs, but CPX-8 also exhibited increased antitumor potency compared to conventional docetaxel when administered at equivalent drug doses. Consequently, CPX-8 was identified as our lead nanoparticle-based formulation for development as a single drug product and more recently has served as the foundation for additional combinations incorporating molecularly targeted agents for possible development in the future.

Global CombiPlex® Technology

Anti-cancer drug combinations can act synergistically, additively or antagonistically depending on the ratio of the agents being combined. While this relationship can be evaluated readily in vitro where drug ratios can be controlled, the translation of such information in vivo is complicated by the fact that the individual drugs administered as a conventional combination of individual drugs will often be distributed, metabolized and eliminated differently. This prevents control of the drug ratio following administration and may result in exposure of cancer cells to antagonistic drug ratios with a corresponding loss of therapeutic activity.

We developed our CombiPlex technology platform because current drug development rarely takes advantage of the critical role that drug ratios may play in combination drug treatment. The ability to identify the ratio of drugs that will produce a synergistic benefit, and a technology that makes it possible to maintain and deliver that ratio in the body, could have a profound impact on combination therapy.

A distinguishing feature of our CombiPlex technology is the proprietary delivery vehicles developed to encapsulate and maintain drug combinations at the desired ratio after in vivo administration. Drug combinations used to treat cancer are often comprised of agents with very different chemical compositions and physical properties. Consequently, formulating drug combinations with such disparate features into a single pharmaceutical product that can release both drugs at the same rate in the body represents a significant technical challenge. We have developed two distinct nano-scale drug delivery technology platforms based on nanoparticles and liposomes that together provide great versatility in controlling the encapsulation and retention properties for therapeutic agents from a wide range of drug classes.

We believe our scientists are experts in the development and assessment of nano-scale drug carriers. This expertise has been critical to the development of delivery technologies capable of co-formulating multiple therapeutic agents. Specifically, cell-based screening assays have frequently identified synergistic drug combinations of agents with markedly different chemical attributes. In the simplest terms, one drug may be highly water soluble, while the other may exhibit low solubility in water but higher lipid solubility. In order to design a delivery system for such agents it is necessary to:

•	control the ratio of the drugs in the carrier when prepared;
•	maintain the ratio of the drugs in the carrier while circulating in the blood; and
•	ensure that the drugs are exposed at a synergistic ratio when delivered to the tumor by the carrier.

Our formulation scientists have been able to achieve this through the development of proprietary nanoparticle (solid core) and liposome (water core) delivery systems. Our proprietary low-cholesterol liposomes have proven effective in coordinating the delivery of chemotherapy combinations containing water soluble agents such as those in our lead product CPX-351 as well as in CPX-1. More recently, efforts have focused on the development of polymer and polymer-lipid hybrid nanoparticle systems for co-formulating hydrophobic drugs which includes most molecularly targeted agents. This approach is less sensitive to the physicochemical properties of the original drug and allows for the co-formulation and coordinated in vivo release of multiple drugs with widely different properties from the same particle.

CombiPlex is a Platform Technology Capable of Producing Multiple Product Candidates

We believe our CombiPlex technology offers the possibility to generate multiple product candidates that can be developed internally or may serve as partnering/collaboration opportunities with other pharmaceutical companies. Like with VYXEOS, we believe that similar improvements for many drug combinations (including those utilizing molecularly targeted agents) may be achieved through the application of CombiPlex technology, especially given the widespread and growing use of combinations to treat the majority of human cancers.

Applying CombiPlex to Combinations Utilizing Molecularly Targeted Agents

The early advent of front-line cancer treatment regimens were comprised of multiple cytotoxic agents designed to indiscriminately overwhelm, disable or disrupt multiple cellular processes that are more active in tumor cells compared to healthy cells. More recently, the development of molecularly targeted agents (MTAs) has expanded at a rapid pace, with high expectations for breakthrough treatments in a broad range of cancer types. Initially, this class was predicted to provide improvements in patient outcomes due to highly specific targeting of tumor cell signaling processes and decreased non-selective systemic toxicity. While there have been promising signs of activity, responses to single agent treatments have often been transient. Cancer cells use multiple signaling pathways to both grow and resist therapies; consequently, it is not surprising that single MTAs may have modest or transient activity due to inter-pathway communication and feedback loops that compensate for loss or blockade of a targeted signaling pathway. These types of compensatory intracellular signaling networks create a situation where many combinations require simultaneous target inhibition to be effective. Due to MTA target specificity, combination therapy is of even greater importance because of the need to target multiple pathways in order to contend with the biological heterogeneity of human tumors.

Although drug combinations are widely used within oncology, a systematic approach for developing combination therapies, particularly at early stages of drug development is lacking. This is because the majority of drugs continue to be developed individually until registration before studies using combination regimens are initiated. And when combination studies are initiated, they are often performed empirically and in an ad hoc manner. This often results in quite different treatment schedules for each agent and consequently, a significant amount of effort and experimentation must be performed in patients when the agents are eventually combined for use in a Phase 1 combination trial. Only at that point can the proposed combination regimen be evaluated for efficacy in humans, and it is generally not known whether the optimal tumor exposure of the multiple agents is achieved due to differences in pharmacokinetic/pharmacodynamic (PK/PD) properties of the individual agents which can lead to markedly different biodistribution and tumor exposure between two combined treatment regimens. Furthermore, it is often unknown whether the degree of target inhibition associated with regimens for the combined drugs based on safety profiles will, in fact, be most efficacious.

Conventional combination dosing regimens are unable to coordinate combination drug exposure to tumor cells due to large differences in PK/PD properties of the individual drugs, and consequently the approach commonly used is to saturate the body continuously with high doses of each agent in an attempt to achieve simultaneous and prolonged inhibition of the intended targets. This can lead to excessive and often dose limiting toxicities due to the extensive exposure of healthy tissues to the drugs which compromises the utility of the combination and, if doses must be reduced, limits target inhibition.

We believe CombiPlex offers a solution to many of these problems through its ability to optimize drug combinations as a single treatment for efficacy preclinically, rather than in the clinic, and in a manner that can be translated more predictably into the clinic. We believe CombiPlex minimizes the potential uncertainty of treatment outcomes due to the uncoordinated PK/PD properties of the combined drugs, as these properties are now dictated by the nanoscale carrier that maintains the drugs at the administered ratio. Thus, we believe CombiPlex presents three major advantages over the traditional drug combination pathway. First, since CombiPlex introduces the combination in the clinic at the first-in-man stage, this avoids the redundant loop of Phase 1/2 testing of individual agents followed by re-evaluation in Phase 1 and Phase 2 trials as a combination. Second, CombiPlex nullifies the confounding influence associated with uncoordinated PK/PD of conventional combination regimens by ensuring that tumor cells are exposed to the combined agents at the optimal ratio. Third, CombiPlex shifts the exposure of drug combinations in favor of tumor tissue and away from healthy tissues. This is particularly important for many MTA combinations since the approach to date has often been to saturate the body continuously with high doses of each agent which can lead to excessive and often dose limiting toxicities. Therefore, a key advantage offered by CombiPlex-derived combination products is that they will arrive at a more definitive Go/No Go decision much earlier in the development process than the traditional model of drug combination development.

In September 2015, we announced positive results from our research and development program applying the CombiPlex technology to combinations incorporating MTAs. These combinations were chosen based on existing scientific evidence that the agents benefit from simultaneous exposure to optimize synergy, are considered important targets based on their prevalence in human cancer and for which the technical feasibility for applying the CombiPlex technology appeared promising. We applied our proprietary hydrophobic prodrug nanoparticle delivery technology to formulate and coordinate the PK of combinations incorporating MTAs. This delivery technology was created and optimized through the course of developing CPX-8 and this provided the foundation for iteratively optimizing the design of the prodrug hydrophobic anchors as well as the nanoparticle excipients that together generate highly stable and long circulating nanoparticles that coordinate PK of MTA drug combinations in vivo.

The results from preclinical studies conducted by us suggest that CombiPlex may significantly improve the therapeutic index of combinations containing MTAs. Our efforts focused primarily on two combinations: 1) a heat shock protein 90 inhibitor, AUY922, combined with docetaxel and 2) the MEK inhibitor selumetinib combined with the Akt inhibitor ipatasertib. In both cases, the drug combinations were stably co-formulated in our proprietary hydrophobic prodrug nanoparticle delivery systems which provided well-coordinated plasma concentrations over 24 hours that were orders of magnitude higher than observed for the free drug combinations. Free drug combinations refer to the drugs as they are currently administered; individual drugs administered in combination without regard to their ratio dependent interaction. In addition, whereas combined treatment with the free drugs required marked dose reductions due to toxicity, the nanoparticle formulations could be administered at higher doses. For both combinations, the CombiPlex formulations provided significant improvements in efficacy over the free drugs in human xenograft tumor models including breast, colorectal and ovarian. Furthermore, there was evidence of strong drug ratio-dependent efficacy and in vivo synergy. Another benefit observed during this research was the versatility and modular nature of the nanoparticle technology. Once formulation conditions were optimized for the two initial combinations, and expanded to include B-raf and FGFR inhibitors, the drug components could be “mixed and matched,” rapidly generating additional CombiPlex products with coordinated PK, including additional agents. This versatility was then taken one step further by generating a 3-drug combination, co-formulating selumetinib, AUY922 and docetaxel into a single hydrophobic prodrug nanoparticle. These data were presented at the 2015 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in November 2015.

The positive results generated through these investigations may provide opportunities for one or more new internal candidates for development by us or lead to potential research and development collaborations with other pharmaceutical companies. Any such development program may require license(s) to products, or technology we do not own, and significant investment.

Intellectual Property Overview

Our goal is to obtain, maintain and enforce the broadest intellectual property protection possible through a combination of contractual arrangements and patents, both in the U.S. and abroad for our product candidates, formulations, processes, methods and any other proprietary technologies, preserve our trade secrets, and operate without infringing the proprietary rights of other parties, both in the U.S. and in other countries. However, patent protection may not afford us with complete protection against competitors who seek to circumvent our patents.

We also depend upon the skills, knowledge, experience and know-how of our management and research and development personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we currently rely and will in the future rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to it of the ideas, developments, discoveries and inventions important to its business.

Patents and Patent Applications

We have established a series of patents/patent applications that include 129 issued patents and 23 pending applications covering multiple drug candidates as well as the broad CombiPlex® technology platform. Drug candidates, including VYXEOS are protected by product-specific composition and method claims as well as “clinical use” patents covering methods of treatment. We expect certain of these patents will qualify for listing in the Orange Book for our lead product, VYXEOS.

VYXEOS is protected by issued patents world-wide including those in major markets such as the U.S., Europe (EU) and Japan as shown below. The expiration dates listed in this table include any Patent Term Adjustments (PTA) which were awarded in the U.S.

CPX-351 Patent Coverage
	US	EU	Japan
CombiPlex®	2027	2022	2022
Composition & Methods	2027	2025	2025
Clinical Use	2029	Pending (exp. 2028)	2028
Copper Loading	2024	2022	2022
Low Cholesterol PG Liposomes	2026	2022	2022
Lyophilized Liposomes	Pending (exp. 2032)	Pending (exp. 2032)	Pending (exp. 2032)

With respect to the broad CombiPlex technology platform and future compositions, this patent family includes comprehensive claims covering combination drug delivery using a number of different delivery vehicles including liposomes, micelles, polymer nanoparticles, polymer microparticles, polymer-lipid hybrid systems and derivatized single chain polymers. We have also filed patent applications with data showing its successful application to drug combinations incorporating molecularly targeted agents (MTAs), where marked improvements in pharmacokinetics, tolerability, efficacy and drug ratio-dependent efficacy were achieved. As discussed above, the chemical features of many MTAs require drug carriers capable of co-encapsulating hydrophobic drugs and the allowed CombiPlex claims, which provide protection until 2027, broadly cover these carriers.

Patent Term Adjustment, Patent Term Extension and Marketing Exclusivity

In addition to the 20-year patent term given to patents, the U.S. Patent and Trademark Office (USPTO) under the American Inventors Protection Act (AIPA) can award a Patent Term Adjustment (PTA) to extend the term of an individual patent if delays during prosecution occur as a result of the USPTO. To qualify for a PTA, at least one of the following conditions must apply: (1) the USPTO fails to initially act on an application within fourteen months of its filing date; (2) the USPTO fails to respond to a reply or appeal by applicant within four months of the reply or appeal; (3) the USPTO fails to act on an application within four months of a Board of Patent Appeals and Interferences (BPAI) or court decision in an application containing allowable claims; (4) the USPTO fails to issue a patent within four months of the date the issue fee was paid; (5) the USPTO fails to issue a patent within three years of its filing date; (6) issue of a patent was delayed due to imposition of a secrecy order; (7) issue of a patent was delayed due to an interference proceeding; or (8) the issue of a patent was delayed due to successful appellate review. The table above includes the PTA awarded for a number of U.S. patents.

Orphan Drug Exclusivity

There are a number of exclusivity provisions under the U.S. Food, Drug, and Cosmetic Act, including Orphan Drug Exclusivity (ODE). Many of these provisions can delay the submission or the approval of certain applications of other companies seeking to reference another company’s NDA. Currently seven years of reference product exclusivity are available to pharmaceutical products designated as Orphan Drugs, during which the FDA may not approve generic products relying upon the reference product’s data. We have been awarded Orphan Drug Status by the FDA and the European Commission for VYXEOS in AML. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of pediatric clinical studies in accordance with an FDA-issued “Written Request” for such a clinical study.

Research and License Agreements

We entered into various arrangements with corporate, academic and government collaborators, licensors, licensees and others.

We entered into a Collaborative Research Agreement with the British Columbia Cancer Agency, or BCCA, in May 2001, the purpose of which was to: (a) provide for the transfer from BCCA to us of all prior intellectual property developed by our founders, Dr. Lawrence Mayer and Dr. Marcel Bally, in their respective BCCA laboratories; (b) establish the terms and conditions on which BCCA will conduct for us a mutually agreed program of company-sponsored research and development in the fields of research including lipid delivery systems and drug combination formulations, as well as license and conditionally assign to us all resulting company-sponsored intellectual property; (c) provide for the issuance to BCCA of a number of shares being equivalent to mid-single digit percentage of the founders shares in our capital stock in consideration for the assignment of prior intellectual property by BCCA to us and the covenants and obligations contained in this Agreement; and (d) in consideration of the license and conditional assignment of all company-sponsored intellectual property to us by BCCA, establish the terms on which we will pay to BCCA a royalty in the low single digits on net sales of royalty-bearing products in territories so long as a valid claim exists for inventions made between June 2000 and June 2005 under the Agreement. All obligations relating to the conduct of the research and assignment of intellectual property have been completed as of June 28, 2004. No payments of royalties have been made to date. Either party may terminate the Agreement if the other party commits a material breach or default and such breach or default is not reasonably cured within 45 days of the notice. Obligations that remain include continued maintenance of issued patents with claims covering our current products in development and royalty obligations which would continue to be due until 2027 for the last expiring patent. Currently, three patents covering VYXEOS are part of this Agreement.

We entered into a worldwide Exclusive License Agreement with Princeton University dated June 28, 2007 that remains in effect until the longer of the expiration of the last-to-expire patent licensed under the Agreement or ten years from the date of first commercial sale of a licensed product in all countries of the world in which Princeton University and we have patent rights. The Agreement provides us with exclusive rights to inventions arising from research sponsored by us between the years 2003 to 2007 generally characterized as particulate constructs for release of active agents as described in the application (PCT/US2005/025549) for medical applications. This PCT application and all corresponding national applications are co-owned by us and Princeton University. All obligations for research conducted under the related Research Agreement have been completed as of March 31, 2007.

We will have to pay a royalty on net sales to Princeton University of a low single-digit percentage if any invention is sold by us or a company to which the product covered by the invention was licensed by us that was covered under the Exclusive License Agreement. No royalty or other product/sub-license-related payments have been made to date. The duration of royalty obligations will be dictated by the final patent term adjustment made by the United States Patent and Trademark Office upon granting of claims. To date, no claims in this application have been granted and no products related to this Agreement have been licensed. The minimum duration of valid claims and hence royalty obligations would be 2025 based on the original patent filing date of 2005. Pending claims cover hydrophobic prodrug nanoparticle formulations such as those used for combinations incorporating molecularly targeted agents. VYXEOS is not covered by this Agreement.

We are obligated to provide Princeton University a percentage within the range of 45% to 55% of proceeds obtained from a sub-license of the intellectual property to a third party in cases where we have not conducted any research or development activities and a third party is solely licensing the original intellectual property jointly developed by us and Princeton University.

The Agreement remains in effect in each country of the territory until the longer of (i) expiration of the last-to-expire patent licensed under the Agreement in such country or (ii) ten years from the date of first commercial sale of a licensed product in such country. Our ongoing obligations under this Agreement include delivery of an annual progress report to Princeton University describing our development of the licensed technology as well as a description of prosecution of the patents covering the technology and the use of commercially reasonable efforts to develop licensed products. We may terminate the Agreement at any time by giving 90 days’ written notice to Princeton University. Princeton University may terminate the Agreement if we breach or fail to perform any of the covenants of the Agreement by providing written notice of default to us and our failure to cure the default within 60 days of the notice. As we are co-owner of the patent applications, we can practice the technology even if the license is terminated.

Trademarks

We currently own 29 registered and pending trademarks. Our material trademarks include: CELATOR®; CELATOR PHARMACEUTICALS®; and COMBIPLEX®, which relate to development of our products, including CPX-351 and CPX-1. Also related to CPX-351 is the VYXEOSTM trademark.

GOVERNMENT REGULATION AND PRODUCT APPROVAL

Government authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. The pharmaceutical drug product candidates that we develop must be approved by the FDA before they may be legally marketed in the U.S.

U.S. Pharmaceutical Product Development Process

In the U.S., the FDA regulates pharmaceutical products under the Federal Food, Drug and Cosmetic Act, and implementing regulations. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

Before testing any compounds with potential therapeutic value in humans, the pharmaceutical product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the pharmaceutical product candidate. These early proof-of-principle studies are done using sound scientific procedures and thorough documentation. The conduct of the single and repeat dose toxicology and toxicokinetic studies in animals must comply with federal regulations and requirements including good laboratory practices. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA has concerns and notifies the sponsor. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. If resolution cannot be reached within the 30 day review period, either the FDA places the IND on clinical hold or the sponsor withdraws the application. The FDA may also impose clinical holds on a pharmaceutical product candidate at any time before or during clinical studies due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such clinical study.

Clinical studies involve the administration of the pharmaceutical product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, how the results will be analyzed and presented and the parameters to be used to monitor subject safety. Before initiation of the study, each protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted in accordance with GCP. Further, each clinical study must be reviewed and approved by an independent institutional review board, or IRB, at, or servicing, each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical study subject or his or her legal representative and must monitor the clinical study until completed.

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1. The pharmaceutical product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. Our pharmaceutical products fall into this latter category because its products are intended to treat cancer and contain cytotoxic agents. Hence, our Phase 1 studies are conducted in late-stage cancer patients whose disease has progressed after treatment with other agents.
•	Phase 2. The pharmaceutical product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases, to determine dosage tolerance, optimal dosage and dosing schedule and to identify patient populations with specific characteristics (for example, cytogenetic mutations) where the pharmaceutical product may be more effective.
•	Phase 3. Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. The studies must be well controlled and usually include a control arm for comparison. Typically, one or two Phase 3 studies are required by the FDA for an NDA approval, depending on the disease severity and other available treatment options.
•	Post-approval studies, or Phase 4 clinical studies, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. FDA may require the conduct of Phase 4 studies as a condition of NDA approval. If Phase 4 studies are required for approval, the studies must be conducted according to an agreed timeline and study progress reported to the FDA annually.
•	Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects.

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

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the pharmaceutical product, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. In 2008, the FDA granted orphan drug designation to VYXEOS for the treatment of AML and therefore we are not subject to the user fee for an NDA submission for VYXEOS.

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

During the first 60 days post NDA submission the FDA conducts a validation of the application to determine if it is complete before the Agency will accept it for filing. If the NDA is found incomplete, additional information may be requested. The FDA may allow us to submit the additional information within the 60 day preliminary review period, or the FDA may not accept it for filing and issue a Refuse to File Letter. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 10 months after the 60-day filing date in which to complete its initial review of a standard NDA and respond to the applicant, and six months after the 60-day filing date for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs.

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

The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA. The complete response letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical studies.

Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA will review and approve the final product labeling. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling.

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

In January 2015, the FDA granted Fast Track designation to VYXEOS for the treatment of elderly patients with secondary AML. We do not know whether VYXEOS will receive a priority review designation or, if a priority designation is received, whether that review or approval will be faster than conventional FDA procedures.

Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s).

Accelerated approval is granted to a pharmaceutical product intended to treat a serious or life-threatening illness and if the product provides a meaningful therapeutic benefit over existing treatments. Products may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. Accelerated approvals are typically granted at the end of Phase 2 clinical studies. As a condition of approval, the FDA may require that a sponsor of a pharmaceutical product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could impact the timing of the commercial launch of the product.

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

Post-Approval Requirements

Any pharmaceutical products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, prohibitions on promoting pharmaceutical products for uses or in patient populations that are not described in the pharmaceutical product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, actions by the U.S. Department of Justice and/or U.S. Department of Health and Human Services’ Office of Inspector General, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available pharmaceutical products for off-label uses, manufacturers may not directly or indirectly market or promote such off-label uses.

Other Healthcare Laws and Compliance Requirements

In the U.S., our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of the Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended. Pricing and rebate programs must comply with the federal Anti-kickback Statute, Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Under the Veterans Health Care Act, or VHCA, pharmaceutical product companies are required to offer certain pharmaceutical products at a reduced price to a number of federal agencies, including the U.S. Department of Veterans Affairs and the U.S. Department of Defense, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs including Medicare and Medicaid. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical studies and other activities, and/or register their sales representatives, as well as prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical product candidates for which we obtain regulatory approval. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part upon the availability of adequate reimbursement from third-party payors. Third-party payors include both government and private entities. In the U.S., the government payors include Medicare and Medicaid, which are federal and state programs, respectively, as well as Veterans Affairs, Department of Defense and Public Health Services. The private payors include private health insurers and other organizations, such as hospitals, including those that are designated as 340B covered entities (entities designated by federal programs to receive drugs at discounted prices due to their disproportionate share of indigent patients). With any of the aforementioned entities, the process of determining whether a payor or provider organization will provide coverage and adequate reimbursement for a pharmaceutical product may be separate from the process for setting the price or for setting the reimbursement rate that the payor will pay for the pharmaceutical product. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy.

Different pricing and reimbursement schemes exist in other countries. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical studies that compare the cost-effectiveness of a particular pharmaceutical product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control the company’s profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any pharmaceutical product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the U.S. has increased and we expect this will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for a product for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

International Regulation

In addition to regulations in the U.S., there are a variety of foreign regulations governing clinical studies and commercial sales and distribution of our future product candidates. Whether or not FDA approval is obtained for a product, approval of a product must be obtained by the comparable regulatory authorities of foreign countries before clinical studies or marketing of the product can commence in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary greatly from country to country. In addition, certain regulatory authorities in select countries may require us to repeat previously conducted preclinical and/or clinical studies under specific criteria for approval in their respective country which may delay and/or increase the cost of approval in certain markets targeted for approval by us.

Under European Union regulatory systems, marketing applications for pharmaceutical products to treat cancer must be submitted under a centralized procedure to the EMA. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The EMA also has designations for Orphan Drugs which, if applicable, can provide for faster review, lower fees and more access to advice during drug development. While the marketing authorization in the European Union is centralized, the system for clinical studies (application, review and requirements) is handled by each individual country. Approval to run a clinical study in one country does not guarantee approval in any other country. In 2012, the European Commission granted orphan drug status to VYXEOS for the treatment of AML.

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

In addition to regulations in Europe, Canada, Japan and the U.S., there are a variety of foreign regulations governing clinical studies, commercial distribution and reimbursement of future product candidates which we may be subject to as it pursues regulatory approval and commercialization of VYXEOS or any future product candidates internationally.

Corporate Information

Our principal executive offices are located at 200 PrincetonSouth Corporate Center, Suite 180, Ewing, New Jersey, 08628. Celator’s telephone number is (609) 243-0123. Our headquarters are in Ewing, New Jersey, and our principal operations are located in Ewing, New Jersey and Vancouver, British Columbia, Canada.

We use the name “Celator” and its logo as our trademarks. This Form 10-K annual report may contain the trademarks and trade names of other entities and those trademarks and trade names are the property of their respective owners.

Employees

As of December 31, 2015, we had 25 full-time employees, including nine employees with M.D or Ph.D. degrees.

ITEM 1A. RISK FACTORS

The following risks and uncertainties should be carefully considered. If any of the following occurs, our business, financial condition or operating results could be materially harmed. An investment in our securities is speculative in nature, involves a high degree of risk and should not be made by an investor who cannot bear the economic risk of its investment for an indefinite period of time and who cannot afford the loss of its entire investment.

RISKS RELATED TO OUR FINANCIAL CONDITION

We believe we have sufficient funds to conduct our current plan of operations into the second quarter of 2017. We will need to raise additional funding to complete the registration and potential commercialization of VYXEOS, service and pay the Company’s debt obligations and enhance liquidity.

The Company has $23.3 million in cash and cash equivalents as of December 31, 2015, and debt obligations under the Hercules Technology Growth Capital, Inc. (“Hercules”) term loan of $14.6 million, and other liabilities. We believe that with $23.3 million in cash and cash equivalents as of December 31, 2015 and the $9.8 million in net proceeds from the sale of common stock during the first quarter of 2016, we have the resources to fund operations into the second quarter of 2017. We will need to raise additional capital or identify other funding sources to:

•	secure regulatory approvals and commercialize VYXEOS;
•	fund additional clinical studies and seek regulatory approvals;
•	expand our research and development activities;
•	implement additional internal systems and infrastructure;
•	build or access commercialization and additional manufacturing capabilities and supplies; and
•	service and pay our debt obligations, including the Hercules term loan, and otherwise pay our expenses and enhance the liquidity position.

Our future funding requirements and sources will depend on many factors, including but not limited to:

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;
•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	the need or interest for additional or expanded clinical studies;
•	the extent of our other research and development activities;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the effect of competing technological and market developments.

In the event we do not successfully raise funds, our product development and commercialization activities will necessarily be curtailed commensurate with the magnitude of the shortfall or may cease altogether and we may not be able to pay our debts on a timely basis. If our product development and commercialization activities are slowed or stopped, we will be unable to meet the timelines and projections set forth in the Form 10-K annual report or our other filings with the SEC. Failure to progress our product candidates as anticipated, or pay debts on a timely basis, will have a negative effect on our business, future prospects and ability to obtain further financing on acceptable terms (if at all), and the value of the enterprise.

We have incurred losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or sustain profitability.

We are not profitable and have incurred losses in each year since our inception in 1999. Our net losses for the years ended December 31, 2015 and 2014 were $19.3 million and $16.9 million, respectively. As of December 31, 2015, we had an accumulated deficit of $168.7 million. Although we believe that we will have sufficient funds to meet estimated working capital requirements into the second quarter of 2017, there is substantial doubt about our ability to continue as a going concern beyond that time without additional financing.

To date, we have derived substantially all of our revenue from an agreement with LLS and the New Jersey Economic Development Authority, or NJEDA’s Technology Business Tax Certificate Transfer Program. We cannot be certain that we will enter into any new collaboration agreement(s) that will result in research revenue.

We do not currently have any products that have been approved for marketing, and we continue to incur substantial research and development and general and administrative expenses related to our operations. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and amounts raised in offerings or potential licensings or collaborations. We may not be able to raise capital when needed. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase significantly as we seek regulatory approvals for VYXEOS and as we prepare for the commercialization of VYXEOS. Our losses, among other things, have caused and will continue to cause our stockholders’ equity and working capital to decrease.

We do not anticipate that we will generate revenue from the sale of products until 2017, assuming VYXEOS is approved by the FDA. Our ability to become profitable depends upon our ability to generate significant continuing revenues.

In the absence of additional sources of capital, which may not be available to us on acceptable terms, or at all, the development of VYXEOS or future product candidates may be reduced in scope, delayed or terminated. If our product candidates fail in clinical studies or do not gain regulatory approval, or do not achieve market acceptance, we may never become profitable.

RISKS RELATED TO VYXEOS AND GENERALLY APPLICABLE TO OPERATING IN THE PHARMACEUTICAL INDUSTRY

Our regulatory submissions for VYXEOS may not be reviewed favorably or deemed satisfactory to the FDA or other regulatory authorities. The regulatory approval process is uncertain, expensive and time-consuming and we may not obtain regulatory approvals for VYXEOS on a timely basis, or at all.

There is no assurance VYXEOS will receive regulatory approvals or be made available for commercial sale. VYXEOS is vulnerable to the risks of failure inherent in the drug development process. In order to submit an application for product approval to FDA or other regulatory authorities, it is necessary to submit detailed information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate and have this data and information extensively reviewed and accepted by regulatory authorities. Neither we nor any potential collaboration partners are permitted to market VYXEOS, or future products, if any, in the U.S. until we receive approval of an NDA from the FDA, or in any other country without the equivalent marketing approval from such country. We have never submitted or obtained approval of an NDA or foreign equivalent in any country.

Regulatory approval of an NDA or an NDA supplement or a foreign equivalent is not guaranteed, and the approval process is expensive, uncertain and may take years. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. As in the U.S., the regulatory approval process in Europe and in other countries is a lengthy and challenging process. The FDA and other regulatory bodies can delay, limit or deny approval of a product candidate for many reasons, including:

•	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe and effective for any indication;
•	regulatory authorities may not find the data from preclinical studies and clinical studies sufficient or may differ in the interpretation of the data;

•	the FDA or other regulatory authorities might not approve our or our third-party manufacturers’ processes or facilities for clinical or commercial product;
•	the FDA or other regulatory authorities may change its approval policies or adopt new regulations;
•	the FDA or other regulatory authorities may disagree with the design or implementation of our clinical studies;
•	the FDA or other regulatory authorities may not accept clinical data from studies that are conducted in countries where the standard of care is potentially different;
•	the results of clinical studies may not meet the level of statistical significance required by the FDA or other regulatory authorities for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the data collection from clinical studies of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere; and
•	the approved policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

The research, testing, manufacturing, labeling, storage, record-keeping, import, export, marketing, selling and distribution of product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ from country to country. In addition, failure by us or our suppliers or collaborators to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, supplements to approved NDAs or their foreign equivalents.

In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased caution by the FDA and other regulatory authorities in reviewing new pharmaceuticals based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals.

Even if we receive regulatory approval for VYXEOS, or any future product candidates we will be subject to ongoing FDA and other regulatory obligations and continued regulatory review, which may result in significant additional expense and limit our ability to commercialize VYXEOS.

Any regulatory approvals that we or potential collaboration partners receive for VYXEOS or future product candidates, if any, may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing studies. In addition, even if approved, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for any product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

Regulatory policies may change and additional government regulations may be enacted that could affect regulatory obligations of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we or potential collaboration partners, are not able to maintain regulatory compliance, we or our collaboration partners may not be permitted to market VYXEOS or future products, if any, and we may not achieve or sustain profitability.

If third parties upon which we rely to manufacture VYXEOS and our active pharmaceutical ingredients (API) fail to obtain approval of the FDA, or other regulatory authorities, or fail to provide us with sufficient quantities of pharmaceutical product or fail to do so at acceptable quality levels or prices, our development and commercialization of VYXEOS could be stopped, delayed or made less profitable.

Our CombiPlex products represent formulations with increased manufacturing risks associated with the complexities of producing drug delivery vehicles encapsulating two or more drugs that are maintained at a fixed ratio and, in the case of VYXEOS, the two drugs are co-encapsulated in a freeze-dried format.

VYXEOS is manufactured on our behalf by a third party contract manufacturer. No assurance can be given that our manufacturer can continue to make clinical and commercial supplies of VYXEOS, at an appropriate scale and cost to make it commercially feasible. Our contract manufacturer has successfully manufactured batches that were used in the Phase 3 clinical study, but has also experienced batch failures due to mechanical and component issues. No assurance can be given that the process and product will not experience future batch failures or other delays or setbacks. Any such failure, delay or setback could adversely affect the development and commercialization of VYXEOS by delaying our potential future product launch and could increase our manufacturing costs substantially.

Cytarabine and daunorubicin are the APIs in VYXEOS, and are available from a number of suppliers. We are currently qualifying API from additional suppliers as the supplier from whom we previously obtained these APIs received a warning letter from the FDA which indicated that importation of API from this vendor may possibly be restricted in the future. If we are unable to obtain API that satisfies FDA requirements at acceptable quantity and price, our development and commercialization of VYXEOS may be stopped, delayed or made less profitable.

The facilities used by our contract manufacturers must be approved by the FDA. We are dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of finished pharmaceutical products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements of safety, purity and potency, we will not be able to secure and/or maintain FDA approval for our product candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If our contract manufacturers cannot meet FDA or other regulatory authority standards, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.

In addition, we do not have the capability to package finished products for distribution to hospitals and other customers. We have entered into agreements with our current contract manufacturer and fill/finish supplier for clinical trial material, and commercial product.

Our third party contract manufacturer is a sole source supplier from a single site location. Any disruption of supply would have a material impact on our ability to supply products for commercial sale or future clinical studies. In addition, while there are other contract manufacturers that may be able to produce VYXEOS, the proprietary technology that supports the manufacture of VYXEOS is not easily transferrable. If our supplier does not deliver sufficient quantities of VYXEOS on a timely basis, or at all, and in accordance with applicable specifications, there could be a significant interruption of our supply of VYXEOS, which would adversely affect commercialization of the product.

If VYXEOS or any product candidate that we successfully develop does not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues that we generate from our sales will be limited.

Even if VYXEOS receives regulatory approval, it may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance will depend upon a number of factors, including:

•	the efficacy and safety, as demonstrated in clinical studies;
•	the risk/benefit profile of our products such as VYXEOS;
•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the safety of product candidates seen in a broader patient group;
•	the cost of treatment in relation to alternative treatments;
•	the timing of market introduction of competitive products;
•	the availability of adequate reimbursement and pricing by third parties and government authorities;
•	relative convenience and ease of administration; and
•	the effectiveness of our sales, marketing and distribution efforts.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate sufficient revenue from these products and we may not become or remain profitable.

Reimbursement may be limited or unavailable in certain market segments for VYXEOS, which could make it difficult for us to sell VYXEOS profitably.

Market acceptance and sales of VYXEOS will depend significantly upon the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which pharmaceuticals they will cover and reimburse and establish reimbursement levels. In addition, for in-hospital use of products, a health insurer will typically reimburse a fixed fee for diagnosis/procedures. Reimbursement by a payor may depend upon a number of factors, including the payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

We intend to seek approval to market VYXEOS in both the U.S. and in countries outside of the U.S. If we obtain approval in one or more foreign countries, it will be subject to rules and regulations in those countries. In some foreign countries, particularly in the European Union, the pricing of pharmaceuticals is subject to government control. In these countries, pricing negotiations with government authorities can take considerable time after receipt of marketing approval for a product candidate.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of VYXEOS to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If reimbursement of VYXEOS is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

In both the U.S. and certain foreign countries, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In particular, the Medicare Modernization Act of 2003 revised the payment methodology for many products reimbursed by Medicare, resulting in lower rates of reimbursement for many types of drugs, and added a prescription drug benefit to the Medicare program that involves commercial plans negotiating drug prices for their members. Since 2003, there have been a number of other legislative and regulatory changes to the coverage and reimbursement landscape for pharmaceuticals. Most recently, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the “Affordable Care Act,” was enacted. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, the increased use of comparative effectiveness research on healthcare products, reimbursement and fraud and abuse changes, all of which will impact existing government healthcare programs and will result in the development of new programs. An expansion in the government’s role in the U.S. healthcare industry may further lower rates of reimbursement for pharmaceutical products.

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare products and services. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	the demand for any products for which we may obtain regulatory approval;
•	our ability to set a price that we believe is fair for VYXEOS;
•	our ability to generate revenues and achieve or maintain profitability;
•	the level of taxes that we are is required to pay; and
•	the availability of capital.

In addition, governments may impose price controls, which may adversely affect profitability if products are sold in those countries.

We currently have no commercial organization (i.e., marketing, sales, and distribution). If we are unable to develop a commercial infrastructure on our own or through collaborations with partners, we will not be successful in commercializing VYXEOS.

We currently have a Chief Business Officer but no other commercial infrastructure (i.e., marketing, sales or distribution capabilities) for our product candidates and must build this infrastructure or make arrangements with third-parties to perform these functions in order to commercialize our products. If we need to establish this capability it will be expensive and time consuming. Any failure or delay in the development of this capability would adversely impact the potential commercialization of VYXEOS or future product candidates, if any.

We expect to expand as we prepare for potential commercialization of VYXEOS, and any difficulties in effectively managing our human resources could disrupt our operations.

We are highly dependent on the principal members of our staff. Future growth will require us to continue to implement and improve our managerial, operational and financial systems and continue to retain, recruit and train additional qualified personnel, which may impose a strain on our administrative and operational infrastructure. The competition for qualified personnel in the biopharmaceutical field is intense. As of December 31, 2015, we had 25 full-time employees. We may need to expand our managerial, operational, financial and other resources in order to manage and fund our operations and clinical studies, continue our research and development activities, and commercialize our product candidates. We are highly dependent on the continued ability to attract, retain and motivate highly qualified management and specialized personnel required for the manufacture of our products, the clinical development and regulatory submission of the product candidates and the potential commercialization of VYXEOS. Due to limited resources, we may not be able to effectively manage any expansion of our operations or recruit and train additional qualified personnel. If we are unable to retain key personnel or manage our growth effectively, we may not be able to implement our business plan.

We have in the past, implemented workforce reductions. Depending on our need for additional funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress of our programs. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

If our competitors develop and market products that are more effective, safer or less expensive than VYXEOS, our commercial opportunities may be negatively impacted.

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies and possibly from academic institutions, government agencies and private and public research institutions that are researching, developing and marketing products designed to address the treatment of cancer, including AML. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than us. Large pharmaceutical companies, in particular, have extensive experience in the clinical testing of, obtaining regulatory approvals for, and marketing of, drugs. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

These developments may render our product candidates obsolete or noncompetitive. Compared to us, potential competitors may have substantially greater:

•	commercial experience and resources;
•	research and development resources, including personnel and technology;
•	regulatory experience;
•	pharmaceutical development and clinical study experience;
•	experience and expertise in exploitation of intellectual property rights; and
•	capital resources.

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than us or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop products for the treatment of AML that are more effective, better tolerated, more useful and less costly than our products and may also be more successful in manufacturing and marketing their products. Potential competitors may succeed in obtaining approvals from the FDA and foreign regulatory authorities for their product candidates sooner than we do for our products.

A key consideration when treating AML patients is whether the patient is suitable for intensive therapy. The standard of care for the treatment of newly diagnosed AML patients who can tolerate intensive therapy is the 7+3 regimen. The 7+3 regimen has been the standard of care for decades. A patient not suitable for intensive therapy may be offered the option for low-intensity therapy such as low-dose cytarabine, azacitidine or decitabine or possibly intermediate intensity therapy such as clofarabine. It should be noted that, in the U.S., azacitidine, decitabine and clofarabine are not approved by the FDA for the treatment of AML patients. The initial focus for VYXEOS development is in patients who can tolerate intensive therapy.

We are aware of other products being developed for use as treatment options for AML patients, including in different patient populations (i.e., relapsed or refractory patients, patients who are deemed unsuitable for intensive chemotherapy) than the Phase 3 study population in which we evaluated VYXEOS. However, it is possible that products may be developed in the patient population studied in our Phase 3 study.

The list below shows some of the products of which the Company is aware of in late-stage development:

•	Novartis is developing Midostaurin, a FLT3 inhibitor, as a treatment for patients under 60 years of age with newly diagnosed FLT3-mutated AML.
•	Sunesis Pharmaceuticals, Inc. is developing vosaroxin in combination with cytarabine for patients with first relapse or refractory AML.
•	Cyclacel Pharmaceuticals, Inc. is developing sapacitabine for elderly patients aged 70 years or older with newly diagnosed AML who are not candidates for, or have refused, induction chemotherapy.

•	Eisai Co., Ltd.’s, Dacogen (decitabine) is currently on the market because it was initially approved for use in another hematologic malignancy. Based on the Phase 3 study results, the FDA did not approve use of the product in elderly patients aged 65 or older with newly diagnosed AML who are not considered candidates for induction therapy, but the European Commission did approve its use in this population.
•	Celgene Corporation’s Vidaza (azacitidine) has been approved by the European Commission for use in adults who cannot have a bone marrow transplant in patients with AML that has developed from myelodysplastic syndrome when the bone marrow consists of 20% - 30% abnormal cells. The product is currently on the market in the U.S. because it was approved for use in another hematologic malignancy. The FDA has not approved this product for use in AML.
•	Ambit Biosciences was acquired by Daiichi Sankyo who is developing quizartinib for patients with FLT3-ITD positive AML refractory to or relapsed after first-line treatment with or without hematopoetic stem cell transplant.
•	Boehringer Ingelheim is developing volasertib, a Plk inhibitor, in a Phase 3 study investigating volasertib in combination with low dose cytarabine, in patients aged 65 years and above with previously untreated AML who are ineligible for intensive remission induction therapy.

We may also face competition from these organizations in recruiting and retaining qualified personnel, establishing clinical study sites and enrolling patients for clinical studies.

We believe that our ability to successfully compete in the marketplace with VYXEOS and any future product candidates will depend on, among other things:

•	the ability to recruit and retain qualified personnel to help us advance VYXEOS and future product candidates, if any;
•	the ability to develop novel products with attractive pharmaceutical properties and to secure, protect and maintain intellectual property rights based on our innovations;
•	the efficacy, safety and reliability of the product candidates;
•	the speed at which we develop our product candidates;
•	the ability to design and successfully execute appropriate clinical studies;
•	the ability to maintain a good relationship with regulatory authorities;
•	the ability to obtain, and the timing and scope of, regulatory approvals;
•	the ability to manufacture clinical trial supplies;
•	the ability to manufacture and sell commercial quantities to the market;
•	acceptance of future products by physicians and other healthcare providers; and
•	ability to commercialize future products, including obtaining adequate coverage and reimbursement.

We expect competition for VYXEOS for the treatment of AML to increase as additional products are developed and approved in various patient populations. If competitors’ market products that are more effective, safer or less expensive than VYXEOS, or that reach the market sooner, we may not achieve substantial market penetration or commercial success.

VYXEOS or any product we may develop may be subject to technology risks that may restrict or prevent their development and commercialization.

Developing products based on our technology platform, known as CombiPlex, is subject to development risks. VYXEOS represents the first injectable fixed ratio, drug delivery combination oncology product that the FDA may be considering for approval. While we have attempted to address potential issues that may be unique to such a combination product, it is possible that the FDA may consider the studies performed by us to be deficient, resulting in a delay of approval or possibly a refusal to file decision. Also, while we believe that we have a patent portfolio protecting the CombiPlex technology and our product candidates, it is possible that a technology unknown presently by us may be developed that is able to deliver drug combinations in a manner that provides the benefits of CombiPlex without contravening any of our patents.

We may experience delays in the commencement of additional clinical studies with VYXEOS or future product candidates, or in the receipt of data from preclinical and clinical studies conducted by third parties, which could result in increased costs and delay our ability to pursue regulatory approval.

Delays in the commencement of additional clinical studies and delays in the receipt of data from preclinical or clinical studies conducted by third parties could significantly impact our product development costs. In addition, ongoing clinical studies may not be completed on schedule, or at all.

Before we can initiate clinical studies in the U.S. for future product candidates, we must submit the results of preclinical testing, usually in animals, to the FDA as part of an Investigational New Drug (“IND”) submission, along with other information including information about product chemistry, manufacturing and controls and our proposed clinical study protocol for its product candidates.

Clinical trials may also be delayed as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
•	unforeseen safety issues; and
•	lack of adequate funding to continue the clinical trial.

If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for VYXEOS and future product candidates, if any, may be harmed and may delay product revenues. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Further, delays in the commencement or completion of clinical trials may adversely affect the trading price of our common stock.

Our future clinical studies with VYXEOS, or any of our product candidates, may not be completed on schedule, or at all.

The commencement and completion of future clinical studies could be substantially delayed or prevented by several factors, including:

•	delays or failures to raise additional funding;
•	results of meetings with the FDA and/or other regulatory bodies;
•	a limited number of, and competition for, suitable patients with particular types of cancer for enrollment in our clinical studies;
•	delays or failures in obtaining regulatory approval to commence a clinical study;
•	delays or failures in reaching acceptable clinical study agreement terms or clinical study protocols with prospective sites;
•	delays or failures in obtaining sufficient clinical materials;
•	delays or failures in obtaining approval from independent institutional review boards to conduct a clinical study at prospective sites;
•	failure of patients to complete the clinical study;
•	unforeseen safety issues;

•	lack of efficacy during clinical studies; or
•	inability or unwillingness of patients or clinical investigators to follow clinical study protocols.

In addition, our clinical studies may be suspended or terminated at any time by the FDA, other regulatory authorities, or by us. Any failure to complete or significant delay in completing clinical studies for our product candidates could affect our financial results and the commercial prospects for the product candidates.

We rely on third parties to assist in our conduct of clinical trials. If these third parties do not successfully carry out their contractual duties or fail to meet expected deadlines, we may be unable to obtain regulatory approval for, or commercialize our products.

We rely on third parties, such as contract research organizations, medical institutions and clinical investigators to assist in conducting our clinical studies and third-parties who assist with regulatory submissions. If the third parties conducting our clinical studies or assisting with our regulatory submissions do not perform their contractual duties or obligations, or if the quality or accuracy of the work they perform is compromised due to the failure to adhere to our clinical study protocols or for any other reason, we may need to enter into new arrangements with alternative third parties and we may not be able to obtain regulatory approval for or commercialize the product candidate.

VYXEOS or any product candidate we advance into clinical studies may cause unacceptable adverse events or have other properties that may delay or prevent the regulatory approval or commercialization of the product candidate or limit the commercial potential of the product candidate.

Unacceptable adverse events caused by any of our product candidates could cause regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from its sale.

If any of our product candidates receive marketing approval and we or others later identify unacceptable adverse events caused by the product, a number of significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the affected product;
•	regulatory authorities may require a more significant clinical benefit for approval to offset the risk;
•	regulatory authorities may require the addition of labeling statements that could diminish the usage of the product or otherwise limit the commercial success of the affected product;
•	we may be required to change the way the product is administered, conduct additional clinical studies or change the labeling of the product;
•	we may choose to discontinue sale of the product;
•	we could be sued and held liable for harm caused to patients;
•	we may not be able to enter into collaboration agreements on acceptable terms and execute on our business model; and
•	our reputation may suffer.

Any one or a combination of these events could prevent us from obtaining regulatory approval and achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the affected product, which in turn could delay or prevent us from generating any revenues from the sale of the affected product.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical studies, and will face an even greater risk if we sell our product candidates commercially. Because we conduct clinical studies in humans, we face the risk that the use of VYXEOS or future product candidates, if any, will result in adverse side effects. We cannot predict the possible harms or side effects that may result from our products. Although we have clinical study liability insurance for up to $10.0 million in aggregate, our insurance may be insufficient to cover any such events. There is also a risk that we may not be able to continue to obtain clinical study coverage on acceptable terms. In addition, we may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. An individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;
•	impairment to our business reputation;
•	withdrawal of clinical study participants;
•	costs of related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	the inability to commercialize our product candidates; and
•	loss of revenues.

We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any of our product candidates. However, we may be unable to obtain this product liability insurance on commercially reasonable terms and with insurance coverage that will be adequate to satisfy any liability that may arise. On occasion, large judgments have been awarded in class action or individual lawsuits relating to marketed pharmaceuticals. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Potential conflicts of interest arising from relationships and any related compensation with respect to clinical studies could adversely affect the process.

Principal investigators for our clinical studies may serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical study site may be questioned or jeopardized.

The in vitro and in vivo preclinical models utilized by us to guide selection of drug ratios for encapsulation and delivery in vivo using liposomes or nanoparticles may not be representative of the response tumor cells have to drug ratios in patients.

The tumor cell lines used to test for drug ratio-dependent synergy in vitro are maintained under conditions that can change their response to anticancer drugs relative to how they behave in vivo. Similarly, the tumor cells growing in preclinical cancer models may not respond to anticancer drugs the way tumor cells respond in human patients. Accordingly, there is the risk that the drug ratios contained in our products may not be optimal for clinical activity.

Because the results of preclinical studies and early clinical studies are not necessarily predictive of future results, any product candidate we advance, in clinical studies may not have favorable results in later clinical studies or receive regulatory approval.

Pharmaceutical development has inherent risk. We will be required to demonstrate through adequate and well-controlled clinical studies that our product candidates are effective with a favorable benefit-risk profile for use in diverse populations for their target indications before we can seek regulatory approval for their commercial sale. Success in early clinical studies does not mean that later clinical studies will be successful because product candidates in later-stage clinical studies may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Companies frequently suffer significant setbacks in advanced clinical studies, even after earlier clinical studies have shown promising results. In addition, there is a high rate of attrition from the failure of pharmaceutical candidates proceeding through clinical studies.

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

In addition to FDA restrictions on the marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical and medical device industries in recent years, as well as consulting or other service agreements with physicians or other potential referral sources. These laws include anti-kickback statutes and false claims statutes that prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or, in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally-financed healthcare programs, and knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services, reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and any practices we adopt may not, in all cases, meet all of the criteria for safe harbor protection from anti-kickback liability. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment. Any challenge to our business practices under these laws could have a material adverse effect on our business, financial condition and results of operations.

We use hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time-consuming or costly.

We use hazardous materials, which could be dangerous to human health and safety or to the environment. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our pharmaceutical development efforts.

In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. If one of our employees were to be accidentally injured from the use, storage, handling or disposal of these materials or wastes, the medical costs related to the employee’s treatment may be covered by our workers’ compensation insurance policy. However, we do not carry specific hazardous waste insurance coverage and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources, and our operations could be adversely affected.

Changing economic conditions may make it costly and difficult to raise additional capital.

Our results of operations could be materially affected by economic conditions generally, both in the U.S. and around the world. Economic conditions are cyclical, and, in recent years, there has been turmoil in the world economy, which has led to volatility on the U.S. stock market. If economic conditions worsen and affect the capital markets, our ability to raise capital may be adversely affected.

We are exposed to risks related to foreign currency exchange rates.

Some of our costs and expenses are denominated in foreign currencies. Most of our foreign expenses are associated with activities related to VYXEOS that occur outside of the U.S. When the U.S. dollar weakens against foreign currency, the U.S. dollar value of the foreign currency denominated expense increases, and when the U.S. dollar strengthens against the foreign currency, the U.S. dollar value of the foreign currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the U.S. dollar, may adversely affect our results of operations.

We may not be able to recover from any catastrophic event affecting our suppliers or facilities.

While our suppliers have measures in place to minimize and recover from catastrophic events that may substantially destroy their capability to meet customer needs, these measures may not be adequate to recover production processes quickly enough to support critical timelines or market demands. These catastrophic events may include weather events such as tornadoes, earthquakes, floods or fires. In addition, these catastrophic events may render some or all of the products at the affected facilities unusable.

RISKS RELATING OUR COMPANY’S INTELLECTUAL PROPERTY

Our success depends upon our ability to protect and enforce our proprietary technologies and our intellectual property, and third party intellectual property may limit or interfere with, or eliminate our ability to make, use and sell our potential products.

Our commercial success depends on obtaining and maintaining patent protection and trade secret protection for our product candidates and their formulations and uses, as well as successfully defending these patents against third-party challenges. If we fail to appropriately prosecute and maintain patent protection for these product candidates, our ability to develop and commercialize these product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to these product candidates could have a material adverse effect our financial condition and results of operations.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

•	the patent applications that we file may not result in patents being issued;
•	patents that are or may be issued or in-licensed may be challenged, invalidated, modified, revoked or circumvented, or otherwise may not provide any competitive advantage;
•	our competitors may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products either in the U.S. or in international markets;
•	there may be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the U.S. for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and
•	countries other than the U.S. may have less restrictive patent laws than those upheld by U.S. courts, allowing foreign competitors the ability to exploit these laws to create, develop and market competing products.

In addition to patents and trademarks, we also rely on trade secrets and proprietary know-how. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, third parties may still obtain this information and we may be unable to protect our rights. If any of these events occurs, or we otherwise lose protection for our trade secrets or proprietary know-how, the value of this information may be greatly reduced.

Patent protection and other intellectual property protection are crucial to the success of our business and prospects, and there is a risk that such protections will prove inadequate.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time-consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our commercial success also depends upon our ability and the ability of any of our future collaborators to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing products.

In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe. Similarly, there may be issued patents relevant to our product candidates of which we are not aware.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. If a third party claims that we or any collaborators of ours infringe the third party’s intellectual property rights, we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;
•	abandon a potentially infringing product candidate or redesign our products or processes to avoid infringement;
•	pay substantial damages (including, in “extraordinary cases,” treble damages and attorneys’ fees), which we may have to pay if a court decides that the product or proprietary technology at issue infringes upon or violates the third party’s rights;
•	pay substantial royalties, fees and/or grant cross licenses to our technology; and/or
•	defend litigation or administrative proceedings, which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

Other product candidates that we may in-license or acquire could be subject to similar risks and uncertainties.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which typically are very expensive, time-consuming and disruptive of business operations. In addition, in an infringement proceeding, a court may decide that one or more of our patents or patents of our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. The adverse result could also put related patent applications at risk. Interference proceedings provoked by third parties or brought by the Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the U.S.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

We may be subject to claims that our consultants or independent contractors have wrongfully used or disclosed alleged trade secrets of their other clients or former employers to us.

As is common in the biotechnology and pharmaceutical industry, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants were previously employed at, may have previously been, or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and business operations.

RISKS RELATED TO OUR COMMON STOCK

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.

Since listing on the NASDAQ Capital Market on November 11, 2013, our common stock has traded as low as $1.12 and as high as $10.25. Factors that could cause continued volatility in the market price of the Company’s common stock include, but are not limited to:

•	our ability to raise additional capital to carry through with potential registration and commercialization of VYXEOS or any future product candidate, and current and future operations and the terms of any related financing arrangement;
•	results from, and any delays in or discontinuance of, ongoing and planned clinical studies of VYXEOS and any future products, if any;
•	announcements of FDA non-approval of VYXEOS or delays in filing regulatory documents with the FDA or other regulatory agencies or delays in the review process by the FDA or other foreign regulatory agencies;
•	announcements relating to restructuring and other operational changes;
•	delays in the commercialization of VYXEOS or future products, if any;
•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	clinical and regulatory developments with respect to potential competitive products;
•	introduction of new products by competitors;
•	issues with obtaining API or other products required to manufacture VYXEOS or any future products;
•	issues in manufacturing VYXEOS drug substance or drug product, or future products, if any;
•	market acceptance of VYXEOS or future products, if any;
•	actual and anticipated fluctuations in the Company’s quarterly operating results;
•	third-party healthcare reimbursement policies;
•	coverage and reimbursement decisions regarding VYXEOS or future products, if any;
•	FDA or other U.S. or foreign regulatory actions affecting us or the pharmaceutical industry;
•	litigation or public concern about the safety of VYXEOS or future products, if any;
•	failure to develop or sustain an active and liquid trading market for our common stock;
•	sales of our common stock by our officers, directors or significant stockholders; and
•	additions or departures of key personnel.

Provisions of Delaware law could delay or prevent an acquisition of us, even if the acquisition would be beneficial to our stockholders, and could make it more difficult to change management.

Delaware law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who, together with its affiliates, owns or within the last three years has owned 15% of the company’s voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Delaware law may discourage, delay or prevent a change in control of us.

These provisions of Delaware law could limit the price that investors are willing to pay in the future for shares of our common stock.

The ownership of our capital stock by our directors, executive officers and holders of more than 5% of our capital stock is highly concentrated and will result in our non-affiliate stockholders having limited or no ability to influence corporate actions.

Our directors and executive officers and holders of more than 5% of our capital stock beneficially own approximately 35.8% of our outstanding capital stock including shares purchasable upon exercise of stock options and warrants as of February 28, 2016. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. Also, our non-affiliate stockholders will have limited or no ability to influence corporate actions. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We have never paid dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be stockholders’ sole source of gain.

We are at risk of securities class action litigation.

Biotechnology companies have experienced greater than average stock price volatility in recent years. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of management would be diverted from the operation of our business.

Stockholders may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share in prior offerings. We may sell shares or other securities in any offering at a price per share that is less than the price per share paid by investors in prior offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors in prior offerings.

Raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may raise additional funds through public or private equity offerings, debt financings or licensing arrangements. To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. Any future debt financing we enter into may involve covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions, among other restrictions. In addition, if we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates, or grant licenses on terms that are not favorable. If adequate funds are not available, our ability to achieve profitability or to respond to competitive pressures will be significantly limited and we may be required to delay, significantly curtail or eliminate the development or commercialization of our product candidates.

We are an “emerging growth company” and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012. For as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various public company reporting requirements. These exemptions include, but are not limited to,

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We can be an “emerging growth company” for up to five years after the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, which occurred on June 10, 2013 when the SEC declared effective our Form S-1 registration statement. However, if certain events occur prior to the end of such five year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1 billion or we issue more than $1 billion of non-convertible debt in any three-year period, we will cease to be an “emerging growth company” prior to the end of such five-year period.

We cannot predict whether investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce future disclosure, there may be a less active trading market for our common stock and our common stock price may be more volatile. We also qualify at this time as a “smaller reporting company.” Many of the reduced disclosure obligations applicable to emerging growth companies apply to smaller reporting companies.

Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies, which is not available for smaller reporting companies. However, we have irrevocably elected not to avail ourselves of this extended transition period for complying with new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

We have and will continue to incur increased costs as a result of operating as a public company, particularly once we cease to be an “emerging growth company,” and our management will be required to devote substantial time to new compliance initiatives.

As a public reporting company, we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Once we cease to be an “emerging growth company,” an attestation report on internal control over financial reporting will be required to be issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed time period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor, when required, our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We expect that the additional reporting and other obligations imposed on us by these rules and regulations and compliance with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we continually assess current practices, policies and procedures, and may divert management time and attention from potential revenue-generating activities to compliance matters. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may also be harmed. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the SEC.

ITEM 2. PROPERTIES

Our corporate and executive office is located in Ewing, New Jersey. We also have an office in Vancouver, British Columbia. We do not own any real property. In March 2013, we entered into an office lease agreement for 4,785 square feet of office space in Ewing, New Jersey, which commenced in June 2013 with a term of sixty months, expiring June 2018. In February 2013, we renewed our office lease agreement for office space in Vancouver, British Columbia, effective April 1, 2013 which expires in June 2016.

In September 2015, we entered into a lease agreement for both office and laboratory space for 4,300 square feet in Vancouver, British Columbia, which expires in August 2017. We also vacated our previous lease for office space effective October 1, 2015. The vacated lease expires in June 2016.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of its business. We believe there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our results of operations or financial statements.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NASDAQ Capital Market since November 11, 2013 under the symbol “CPXX”. From September 12, 2013 until November 8, 2013, our common stock was listed on the OTC Bulletin Board under the symbol “CLPM”. On March 18, 2016, the last sale price reported on the NASDAQ Capital Market for our common stock was $8.70.

Year-Ended December 31, 2013	High	Low
Third Quarter	$6.00	$4.75
Fourth Quarter	$5.75	$3.00

Year-Ended December 31, 2014	High	Low
First Quarter	$4.67	$2.92
Second Quarter	$3.26	$2.04
Third Quarter	$3.02	$2.45
Fourth Quarter	$3.13	$1.58

Year-Ended December 31, 2015	High	Low
First Quarter	$3.53	$1.88
Second Quarter	$3.26	$1.75
Third Quarter	$2.67	$1.62
Fourth Quarter	$1.92	$1.30

As of February 29, 2016 there were approximately 164 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.

The Company has never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not anticipate declaring any cash dividends in the foreseeable future. Any future determination as to the payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

The following table sets forth information regarding our equity compensation plans at December 31, 2015:

Plan category	Number of securities (by class) to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,944,571	$2.90	1,409,314
Equity compensation plans not approved by security holders	—	—	—
Total	3,944,571	$2.90	1,409,314

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2015. We did not repurchase any securities during the year ended December 31, 2015.

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

Overview

Celator Pharmaceuticals, Inc. is an oncology-focused biopharmaceutical company that is transforming the science of combination therapy, and developing products to improve patient outcomes in cancer. Our proprietary technology platform, CombiPlex®, enables the rational design and rapid evaluation of optimized combinations incorporating traditional chemotherapies as well as molecularly targeted agents to deliver enhanced anti-cancer activity. CombiPlex addresses several fundamental shortcomings of conventional combination regimens, as well as the challenges inherent in combination drug development, by identifying the most effective synergistic molar ratio of the drugs being combined in vitro, and fixing this ratio in a nano-scale drug delivery complex to maintain the optimized combination after administration and ensure its exposure to the tumor. Our lead product is VYXEOS, a nano-scale liposomal formulation of cytarabine:daunorubicin, in Phase 3 clinical testing for the treatment of acute myeloid leukemia (AML). We have also conducted clinical development on CPX-1, a nano-scale liposomal formulation of irinotecan:floxuridine for the treatment of colorectal cancer; and have a preclinical stage product candidate, CPX-8, a hydrophobic docetaxel prodrug nanoparticle formulation. More recently, we have advanced the CombiPlex platform and broadened its application to include molecularly targeted therapies.

On March 14, 2016 we reported positive results from the Phase 3 trial of VYXEOS in patients with high-risk (secondary) acute myeloid leukemia (AML) compared to the standard of care regimen of cytarabine and daunorubicin known as 7+3. The trial met its primary endpoint demonstrating a statistically significant improvement in overall survival. The median overall survival for patients treated with VYXEOS in the study was 9.56 months compared to 5.95 months for patients receiving 7+3, representing a 3.61 month improvement in favor of VYXEOS. The hazard ratio (HR) was 0.69 (p=0.005) which represents a 31 percent reduction in the risk of death versus 7+3. The percentage of patients alive 12 months after randomization was 41.5% on the VYXEOS arm compared to 27.6% on the 7+3 arm. The percentage of patients alive 24 months after randomization was 31.1% on the VYXEOS arm compared to 12.3% on the 7+3 arm.

VYXEOS also demonstrated a statistically significant improvement in induction response rate (CR+CRi of 47.7% versus 33.3%; p=0.016) and this significance was maintained for the analysis of CR alone (CR of 37.3% versus 25.6%, p=0.040). Sixty-day all-cause mortality was 13.7% versus 21.2%, in favor of patients treated with VYXEOS.

No substantial difference in Grade 3 or higher adverse events was observed between VYXEOS and 7+3. In the intent-to-treat population, Grade 3 or higher, hematologic adverse events were similar for overall infections, febrile neutropenia, and bleeding events. In the intent-to-treat population, Grade 3 or higher, non-hematologic adverse events were similar across all organ systems, including cardiac, gastrointestinal, general systems, metabolic disorders, musculoskeletal, nervous system, respiratory, skin and renal.

Our current plans for VYXEOS assume the following key dates:

•	3Q 2016 — New Drug Application (NDA) submission — U.S.
•	1Q 2017 — Marketing Authorisation Application (MAA) submission — Europe.
•	Mid 2017 — Prescription Drug User Fee Act (PDUFA) date — U.S. (assuming FDA grants priority review).
•	1Q 2018 — Committee for Medicinal Products for Human Use (CHMP) opinion date — Europe.

There are a number of additional VYXEOS clinical studies either ongoing or planned. These clinical development activities are designed to evaluate VYXEOS in other AML patient populations as well as other blood cancers. The studies are taking into consideration a variety of patient variables, including, but not limited to, age, suitability (or fitness) for intensive treatment, and patients line of therapy (first line, relapse, and refractory).

AML is a cancer of the bone marrow and blood. It affects mostly cells that are not fully developed and these cells cannot carry out their normal functions. AML has many other names, including acute myelocytic leukemia, acute myelogenous leukemia, acute granulocytic leukemia, and acute non-lymphocytic leukemia.

AML accounts for 25 percent of all leukemias of adults in the Western world, with the highest incidence rates occurring in the United States, Australia and Europe. AML is generally a disease of older adults, and the median age at the time of diagnosis is about 66 years. AML has one of the lowest survival rates of all leukemias. In 2016, the American Cancer Society’s Cancer Facts & Figures estimates 19,950 new cases and 10,430 deaths in the U.S. In Europe and in Japan, the incidence is reported to be approximately 18,000 and 5,500 new cases, respectively. Untreated AML in all ages is rapidly fatal, with patients dying on average within a few months of diagnosis. Even with treatment the median overall survival is approximately 12 months, with particular groups of AML patients, including those with high-risk (secondary) AML having a poorer prognosis.

We own worldwide development and commercialization rights to VYXEOS. We plan to commercialize VYXEOS on our own in the U.S. and seek partnership arrangements to commercialize VYXEOS outside of the U.S. In 2008, the FDA granted orphan drug designation to VYXEOS for the treatment of AML. In 2012, the European Commission granted orphan drug status to VYXEOS for the treatment of AML. In January 2015, the FDA granted fast track designation to VYXEOS for the treatment of elderly patients with high-risk (secondary) AML.

VYXEOS is based on our proprietary technology platform, CombiPlex®, which enables the rational design and rapid evaluation of optimized drug combinations to deliver enhanced anti-cancer activity. The platform can utilize traditional chemotherapies as well as molecularly targeted agents. CombiPlex addresses several fundamental shortcomings of conventional combination regimens, as well as the challenges inherent in combination drug development, by identifying the most effective synergistic molar ratio of the drugs being combined in vitro, and fixing this ratio in a nano-scale drug delivery complex to maintain the optimized combination after administration and ensure its exposure to the tumor.

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. To date, we have funded our operations primarily through private placements of preferred stock, private and public placements of common stock, convertible debt and debt financings. In the future, we may also pursue additional funding options, including entering into agreements with collaborative partners. We believe that, with $23.3 million in cash and cash equivalents as of December 31, 2015 and $9.8 million in net proceeds from the sale of common stock during the first quarter of 2016, we have the resources to meet estimated working capital requirements to fund operations into the second quarter of 2017. We expect to continue to incur losses as we fund research and development and commercial launch activities, and we do not expect material revenues for at least the next few years.

We will need to raise additional funding to complete the potential registration for VYXEOS and prepare for commercialization. Our future capital requirements will depend on many factors, including those described in Item 1A. “Risk Factors” of this Form 10-K annual report as well as our ability to execute on our business and strategic plans as currently conceived.

Results of Operations

Year ended December 31, 2015 compared to the year ended December 31, 2014

Expenses

Research and Development:  Research and development expenses consist largely of costs directly attributable to the conduct of research and development programs, including the cost of salaries and related benefits, the cost of services provided by outside contractors, including services related to our clinical trials, clinical trial expenses and the full cost of manufacturing drug. All costs associated with research and development are expensed as incurred.

The following table summarizes research and development spending:

	2015	2014
VYXEOS Phase 3 – Study (301)	$10,257,000	$10,990,000
CombiPlex Platform Technology Advancement	1,092,000	306,000
Intellectual Property (legal and patent costs)	355,000	337,000
General Research (professional development, recruitment, etc.)	68,000	259,000
Totals	$11,772,000	$11,892,000

Our research and development expenses were $11,772,000 for the year ended December 31, 2015 compared to $11,892,000 for the year ended December 31, 2014, reflecting a decrease of $120,000. The decrease was primarily attributable to $193,000 decrease in costs related to manufacturing, $156,000 decrease in outsourced clinical trial and regulatory activities, $127,000 decrease in drug storage and shipping costs and $80,000 decrease in laboratory research costs, intellectual property expenses and CombiPlex platform technology advancement costs. These decreases were offset by increases in stability and validation studies of $215,000, travel costs for in-house clinical research associates and research personnel of $127,000 and compensation and stock option expenses of $94,000.

LLS Funding:  The LLS revenue recognized for the year ended December 31, 2015 was $1,443,000 as compared to $1,543,000 for 2014, reflecting a decrease of $100,000. The amount recognized during the year ended December 31, 2015 includes a $900,000 milestone achieved relating to the induction response rate analysis of the Phase 3 trial of VYXEOS in June 2015 and amortization of an upfront payment received in 2012 of $543,000. The amount recognized during the year ended December 31, 2014 represents two $500,000 payments from LLS for achieving 50% overall enrollment milestone in January 2014 and full enrollment milestone in November 2014, and amortization of the upfront payment of $543,000.

General and Administrative:  General and administrative expenses consist largely of salaries and related benefits, external costs for professional fees relating to legal, accounting and tax services, lease expense for the facilities, public company related costs and external consulting costs associated with investor relations, commercial operations and strategic planning.

General and administrative expenses were $7,668,000 for the year ended December 31, 2015 compared to $7,292,000 for the year ended December 31, 2014, reflecting an increase of $376,000. The increase was primarily attributable to $279,000 increase in compensation and stock option expense, $97,000 increase in investor relations and strategic consulting, $50,000 increase in leases and building related operating costs and $41,000 increase in directors and officers insurance. These increases were offset by reductions in franchise taxes of $72,000 and $19,000 in other general administration expenses primarily for office expenses.

Loss on Disposal of Property and Equipment:  In 2014, we recorded an impairment loss of $78,000 that arose primarily from a write off of scientific equipment from the Vancouver laboratory that had previously been placed on consignment to be sold.

Amortization and Depreciation:  Amortization and depreciation expenses were $198,000 for the year ended December 31, 2015 compared to $195,000 for the year ended December 31, 2014.

Other Income and Expenses

Interest Expense:  Interest expense was $1,793,000 and $904,000 for the years ended December 31, 2015 and 2014, respectively and was related to interest on a Hercules term loan entered into in May 2014. Interest expense of $1,793,000 for the year ended December 31, 2015 includes $432,000 related to non-cash amortization of deferred financing costs and the accrual of the end of term charge. Interest expense of $904,000 for the year ended December 31, 2014 included $260,000 related to non-cash amortization of deferred financing costs and the accrual of the end of term charge.

Income Tax Benefit

In 2015 and 2014, we were approved to sell New Jersey net operating loss carryforwards under the New Jersey Technology Business Tax Certificate Transfer Program, which resulted in the recognition of an income tax benefit of $1,676,000 and $1,937,000, respectively. In 2015, we recognized a non-current state income tax liability of $991,700 as a result of the Federal Orphan Drug tax credits benefit to be utilized in the future.

Liquidity and Capital Resources Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. To date, we have funded our operations primarily through private placements of preferred stock, private and public placements of common stock, convertible debt and debt financings. In the future, we may also pursue additional funding options, including entering into agreements with collaborative partners. We believe that, with $23.3 million in cash and cash equivalents as of December 31, 2015 and $9.8 million in net proceeds from the sale of common stock during the first quarter of 2016, we have the resources to meet estimated working capital requirements to fund operations into the second quarter of 2017. We expect to continue to incur losses as we fund research and development activities and commercial launch activities, and we do not expect material revenues for at least the next few years.

We will need to raise additional funding to complete the registration of VYXEOS and prepare for potential commercialization. Our future capital requirements will depend on many factors, including those factors described in Item 1A. “Risk Factors” of this Form 10-K annual report as well as our ability to execute on our business and strategic plans as currently conceived.

On October 16, 2015, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent, to sell shares of common stock with aggregate gross proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program. The Sales Agreement provides that the sales agent will be entitled to compensation for its services in an amount equal to 3.0% of the gross proceeds from the sales of shares sold under the Sales Agreement. During 2015, we sold 1,144,611 shares of common stock under the Sales Agreement at an average price of approximately $1.76 per share for gross proceeds of $2.0 million and net proceeds of approximately $1.9 million after deducting the sales agent’s commission. In addition, we incurred share issuance costs of $187,174 in connection with the Sales Agreement.

During the first quarter of 2016, we sold 1,353,900 shares of common stock under the Sales Agreement at $7.43 per share for gross proceeds of $10.1 million and net proceeds of $9.8 million, after deducting the sales agent’s commission. As of March 18, 2016, $7.9 million of common stock remains available to be sold under this facility.

On October 28, 2014, we completed a public offering of 7,602,823 shares of common stock and warrants to purchase up to 760,282 shares of our common stock, including the exercise in full of the underwriters’ overallotment option to purchase 991,673 shares of common stock. The shares of common stock and warrants were offered in units consisting of one share of common stock and a warrant to purchase 0.10 of a share of common stock at a price of $1.95 per unit. We received approximately $13.6 million in net proceeds from the public offering after payment of fees, expenses and underwriting expenses. The shares of common stock and the warrants were immediately separable and were issued separately. The warrants have an exercise price of $3.58 per share and have a term of five years. In addition, we issued to the underwriters, underwriter warrants to purchase 114,042 shares of common stock at an exercise price of $3.58 per share.

On May 9, 2014, we entered into a term loan agreement for $15.0 million with Hercules Technology Capital Growth (“Hercules”). The first $10.0 million of the term loan was funded at closing. On March 30, 2015, we drew down the remaining $5.0 million of the term loan. The term loan is repayable in installments over forty-eight months including an interest-only period of eighteen months after closing in which interest only prior ended December 1, 2015. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the U.S. prime rate. The funds will be used to provide general working capital. During 2015, the interest rate paid by us ranged from 9.75% to 10%.

In June 2012, we entered into an agreement with LLS pursuant to which LLS is providing $5.0 million in funding from the LLS Therapy Acceleration Program (“TAP”) program for the Phase 3 study of VYXEOS. The agreement provided for LLS to make an upfront payment of $2.0 million, which was received in July 2012, and further payments totaling an additional $3.0 million on the achievement of clinical milestones; however, the amount may be refundable by the Company in the event of a material breach by us under the agreement. The $2.0 million upfront payment has been recorded as deferred revenue and has been recognized over the estimated performance period of the research and development services to be provided under the agreement which ends in January 2016. Through December 31, 2015 we have received $4.9 of the $5.0 million in funding from the LLS.

In consideration of LLS’s funding, and transfer to the Company of any rights LLS may have to any project inventions developed during the term of the agreement, we must pay LLS a multiple on the LLS funding. (LLS funding is the $5.0 million in support of the Phase 3 study in addition to the approximately $4.1 million the Company received in support of a Phase 2 study during 2010 and 2011). Subject to exclusions under the agreement, we are obligated to pay LLS an amount equal to 50% of the cash payments we receive from out licenses and transfers of rights to the product or other liquidity events, as defined in the agreement, until LLS has received an amount equal to 1.5 times the amount of funding we received from LLS. There may also be royalties due to LLS, not to exceed 5% of net sales. The total amount payable by us to LLS will not exceed 3.55 times the amount of funding received from LLS, with the specific amount depending on when the payment(s) occur relative to the timing of the research program and product commercialization. The payments may take the form of cash payments or royalties but will not exceed the maximum amount referred to in the preceding sentence.

Cash Flows

Net cash used in operating activities was $15,490,000 for the year ended December 31, 2015. The year ended December 31, 2015 amount reflected our net loss of $19,315,000, offset by $2,433,000 in net non-cash charges including amortization and depreciation of $198,000, stock-based compensation expense of $1,803,000 and non-cash financing costs of $432,000 related to the Hercules loan. In addition, we generated $1,392,000 of operating cash as a result of changes in certain of our operating assets and liabilities during the year ended December 31, 2015. The changes in operating assets and liabilities were increases in other liabilities of $982,000, accrued liabilities of $841,000, and accounts payable of $65,000; and decreases in prepaid expenses and deposits of $58,000, other current assets of $43,000, and restricted cash of $40,000 offset by decreases in deferred revenue of $543,000; and increases in other receivables of $55,000, and other assets of $39,000.

Net cash used in operating activities was $14,412,000 for the year ended December 31, 2014. The year ended December 31, 2014 amount reflected our net loss of $16,903,000, offset by $1,883,000 in net non-cash charges including amortization and depreciation of $195,000, stock-based compensation expense of $1,350,000, loss on disposal of property and equipment of $78,000 and non-cash financing costs of $260,000 related to the Hercules loan. In addition, we generated $608,000 of operating cash as a result of changes in certain of our operating assets and liabilities during the year ended December 31, 2014. The changes in operating assets and liabilities were decreases in other receivables of $1,392,000, restricted cash of $90,000, prepaid expenses, deposits and other assets of $18,000 and an increase in accrued liabilities of $120,000; offset by decreases in accounts payable of $462,000, deferred revenue of $543,000 and deferred rent of $8,000.

Cash used in investing activities was $55,000 and $65,000 for the year ended December 31, 2015 and 2014, respectively and was for property and equipment expenditures.

Cash provided by financing activities for the year ended December 31, 2015 was $6,415,000. The cash inflow was from the net proceeds from issuance of common stock and exercise of stock options of $1,893,000 and the net proceeds from the issuance of debt of $4,950,000 offset by $427,000 for the repayment of the debt. Cash provided by financing activities for the year ended December 31, 2014 was $23,319,000. The cash inflow was from the net proceeds from issuance of common stock and exercise of stock options of $13,676,000 and the net proceeds from the issuance of debt of $9,643,000.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Contractual Arrangements

The table below summarizes our material contractual obligations and commitments as of December 31, 2015:

	Total	Less than 1 year	1 – 3 years	3 – 5 years
Loans payable including interest	$17,156,323	$6,612,108	$10,544,215	$—
Operating lease obligations	545,751	257,249	288,502	—
	$17,702,074	$6,869,357	$10,832,717	$—

Operating lease obligations

We have two operating leases related to office space we occupy in Ewing, New Jersey, U.S. and Vancouver, British Columbia, Canada.

In September 2015, we entered into a lease agreement for both office and laboratory space in Vancouver, British Columbia, which expires in August 2017. The remaining minimum lease payments as of December 31, 2015 were $176,000. We also vacated our previous lease for office space effective October 1, 2015. The vacated lease expires in June 2016.

In March 2013, we entered into an office lease agreement for office space in Ewing, New Jersey, which commenced in June 2013 with a term of 60 months. The remaining minimum lease payments as of December 31, 2015 were $357,000. Under the Ewing, New Jersey lease agreement, we will be obligated to maintain a letter of credit from a bank with respect to its security deposit obligations in the amount of $200,000 during the first year of the Agreement and the deposit is reduced annually through lease expiration date. The remaining restricted deposit balance as of December 31, 2015 was $120,000.

We have other operating lease arrangements for office equipment expiring between 2016 and 2017. The remaining minimum lease payments as of December 31, 2015 were $7,073.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires management to make estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the fiscal year-end and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates and judgments, including the accounting for warrants, recognition of research and development funding and milestones, stock-based compensation, income taxes and clinical trial costs. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounting for warrants

We issued warrants to purchase shares of common stock related to equity and debt transactions in 2015 and 2014. We account for our warrants issued in accordance with Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging, guidance applicable to derivative instruments, which requires every derivative instrument within its scope to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in fair value recognized in earnings for liability classified warrants. Based on this guidance, we determined that the Company’s warrants meet the criteria for classification as equity. Accordingly, the warrants were classified as equity and are not subject to remeasurement at each balance sheet date. The fair value was estimated using the Black-Scholes option pricing model, based on the market value of the underlying common stock at the measurement date, the contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

Recognition of research and development milestones

In June 2012, we entered into an agreement with LLS pursuant to which LLS is providing funding for the VYXEOS Phase 3 study. The funding consists of an initial upfront payment on inception of the agreement and subsequent milestone payments contingent on the achievement of certain clinical milestones.

The initial upfront payment received with regards to the agreement was not substantive and has been recorded as deferred revenue and is being recognized on a straight line basis over the estimated performance period of the research and development services to be provided under the agreement.

We also received milestone payments from LLS for achieving certain clinical milestones. These milestone payments are considered substantive and based upon ASC 605-28-25-2 Milestone Method-Recognition, the amounts are recognized upon achieving the clinical event.

Stock-based compensation

Stock based compensation transactions are recognized as compensation expense in the consolidated statement of loss based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the award. We estimate the fair value of options granted using the Black-Scholes option valuation model. This estimate uses assumptions regarding a number of inputs that require us to make significant estimates and judgments. Because we are a relatively new publicly traded common stock the expected volatility assumption was based on industry peer information.

Income taxes

We account for income taxes using ASC 740 Income Taxes. ASC 740 Income Taxes is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, ASC 740 generally considers all expected future events other than enactments of and changes in the tax law or rates. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Valuation allowances are provided if, considering available evidence, it is more likely than not that the deferred tax assets will not be realized. ASC 740 clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. ASC 740 provides a benefit recognition model with a two-step approach consisting of “more-likely-than-not” recognition criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. ASC 740 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. We recognized interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes.

Investment tax credits relating to scientific research and experimental development are accounted for in operations. To the extent there is reasonable assurance the credits will be realized, they are recorded in the period the related expenditure is made as a reduction of current operating expenses (tax recovery).

Clinical trial costs

We record accruals for estimated clinical trial costs, which include payments for work performed by contract research organizations, or CROs, and participating clinical trial sites. These costs are generally a significant component of research and development expense. Costs incurred for setting up clinical trial sites for participation in trials are generally non-refundable, and are expensed as incurred. Costs related to patient enrollment are accrued as patients progress through the clinical trial. These cost estimates may or may not match the actual costs incurred by the CROs or clinical trial sites, and if we have incomplete or inaccurate information, our clinical trial accruals may not be accurate. The difference between accrued expenses based on our estimates and actual expenses have not been significant to date.

Recent accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued comprehensive new guidance about leases. Under the new guidance, most leases will be recognized on an entity’s balance sheet as liabilities with corresponding right-of-use assets. The new guidance is effective for interim and annual period in fiscal years beginning after December 15, 2018, with early adoption permitted. The standard must be adopted using a modified retrospective approach. We have not yet evaluated the impact of this new pronouncement.

In November 2015, the FASB issued guidance which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The guidance is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2016. This guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued guidance, which requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related liability, rather than as a deferred charge. The updated guidance is effective retroactively for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted but we will not early adopt. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In August 2014, the FASB issued guidance on management’s responsibility in evaluating whether there is substantial doubt about our ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable to us, as we are a smaller reporting company.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that the Company filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the 2013 Internal Control — Integrated Framework (the COSO criteria). Based on our assessment we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 10 of the Form 10-K is hereby incorporated by reference from discussion responsive thereto under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 11 of the Form 10-K is hereby incorporated by reference from discussion responsive thereto under the captions “Executive Compensation,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Directors Compensation” in our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 12 of the Form 10-K is hereby incorporated by reference from discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” in our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 13 of the Form 10-K is hereby incorporated by reference from discussion responsive thereto under the captions “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3) of Form 10-K, the information required by Item 14 of the Form 10-K is hereby incorporated by reference from discussion responsive thereto under the captions “Ratification of Independent Public Accountants” in our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)	Documents filed as part of this Report
1.	Financial Statements

The following consolidated financial statements and notes thereto which are attached hereto beginning on page F-56 have been included by reference into Item 8 of this part of the annual report on Form 10-K:

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

We have audited the accompanying consolidated balance sheets of Celator Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celator Pharmaceuticals, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 21, 2016

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$23,253,328	$32,413,777
Restricted cash	149,017	194,561
Other receivables	74,244	21,102
Prepaid expenses and deposits	421,491	482,472
Other current assets	414,904	458,278
Total current assets	24,312,984	33,570,190
Property and equipment, net	861,490	1,004,412
Other assets	460,710	544,501
Total assets	$25,635,184	$35,119,103
Liabilities
Current liabilities:
Current portion of debt	$5,378,134	$284,961
Accounts payable	778,360	723,765
Accrued liabilities	2,377,713	1,735,420
Current portion of deferred revenue	45,249	542,986
Total current liabilities	8,579,456	3,287,132
Deferred revenue	—	45,249
Other liabilities	1,026,993	45,408
Loans payable	9,497,822	9,836,256
Total liabilities	19,104,271	13,214,045
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock
Authorized 20,000,000 shares, par value $0.001	—	—
Common stock
Authorized 200,000,000 shares, par value $0.001
Issued and outstanding 34,944,150 and 33,681,355 shares as of December 31, 2015 and 2014, respectively	34,944	33,681
Warrants	1,083,193	1,083,193
Additional paid-in capital	175,229,643	171,289,703
Accumulated other comprehensive loss	(1,133,266)	(1,133,266)
Accumulated deficit	(168,683,601)	(149,368,253)
Total stockholders’ equity	6,530,913	21,905,058
Total liabilities and stockholders’ equity	$25,635,184	$35,119,103

See accompanying notes to the consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Loss

	Years ended December 31,
	2015	2014
Expenses
Research and development	$11,772,032	$11,892,368
Leukemia & Lymphoma Society funding	(1,442,986)	(1,542,986)
General and administrative	7,668,475	7,292,159
Loss on disposal of property and equipment	—	77,624
Amortization and depreciation	198,282	195,492
Operating loss	(18,195,803)	(17,914,657)
Other income (expenses)
Foreign exchange loss	(19,383)	(31,093)
Interest and miscellaneous income	8,869	10,001
Interest expense	(1,793,237)	(903,890)
Loss before income taxes	(19,999,554)	(18,839,639)
Income tax benefit	684,206	1,936,756
Net loss	$(19,315,348)	$(16,902,883)
Net loss per share
Basic and diluted	$(0.57)	$(0.62)
Weighted average of common shares outstanding
Basic and diluted	33,949,956	27,422,460

See accompanying notes to the consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
	Number	Amount	Warrants
Balance at December 31, 2013	26,035,596	$26,036	$1,083,193	$155,953,894	$(1,133,266)	$(132,465,370)	$23,464,487
Stock-based compensation	—	—	—	1,350,243	—	—	1,350,243
Issued for cash on exercise of stock options	42,936	43	—	100,596	—	—	100,639
Issued for cash, net of stock issuance costs	7,602,823	7,602	—	13,564,218	—	—	13,571,820
Warrants Issued	—	—	—	320,752	—	—	320,752
Net loss for the period	—	—	—	—	—	(16,902,883)	(16,902,883)
Balance at December 31, 2014	33,681,355	33,681	1,083,193	171,289,703	(1,133,266)	(149,368,253)	21,905,058
Stock-based compensation	—	—	—	1,802,872	—	—	1,802,872
Issued for cash on exercise of stock options	57,667	58	—	129,693	—	—	129,751
Issued for cash, net of stock issuance costs	1,144,611	1,144	—	1,761,696	—	—	1,762,840
Stock issued for payment of accrued bonuses	60,517	61	—	168,782	—	—	168,843
Warrants Issued	—	—	—	76,897	—	—	76,897
Net loss for the period	—	—	—	—	—	(19,315,348)	(19,315,348)
Balance at December 31, 2015	34,944,150	$34,944	$1,083,193	$175,229,643	$(1,133,266)	$(168,683,601)	$6,530,913

See accompanying notes to the consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2015	2014
Operating activities
Net loss	$(19,315,348)	$(16,902,883)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	198,282	195,492
Non-cash stock-based compensation expense	1,802,872	1,350,243
Loss on disposal of property and equipment	—	77,624
Non-cash financing costs	431,660	259,926
Changes in operating assets and liabilities
Other receivables	(54,885)	1,392,463
Prepaid expenses and deposits	58,216	7,632
Restricted cash	39,966	90,000
Other current assets	43,374	10,111
Other assets	(38,908)	—
Accounts payable	65,168	(462,045)
Accrued liabilities	840,795	120,104
Other liabilities	981,585	(7,676)
Deferred revenue	(542,986)	(542,987)
Cash used in operating activities	(15,490,209)	(14,411,996)
Investing activities
Purchase of property and equipment	(55,360)	(64,865)
Cash used in by investing activities	(55,360)	(64,865)
Financing activities
Proceeds from issuance of common stock and on options exercised	2,079,765	14,929,892
Payment of share issuance costs	(187,174)	(1,253,685)
Proceeds from loans payable	5,000,000	9,827,216
Payment of debt issuance costs	(50,000)	(184,469)
Repayments of loans payable	(427,442)	—
Cash provided by financing activities	6,415,149	23,318,954
Effect of foreign exchange rate changes	(30,029)	(17,832)
Net change in cash	(9,160,449)	8,824,261
Cash and cash equivalents, beginning of year	32,413,777	23,589,516
Cash and cash equivalents, end of year	$23,253,328	$32,413,777
Supplemental disclosure of cash flow information
Interest paid	$1,321,667	$560,624
Warrants issued in connection with debt issuance costs	$76,897	$320,752
Common stock issued in payment of accrued bonuses	$168,843	—

See accompanying notes to the consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1. Nature of Business and Liquidity

Celator Pharmaceuticals, Inc. is an oncology-focused biopharmaceutical company that is transforming the science of combination therapy, and developing products to improve patient outcomes in cancer. Our proprietary technology platform, CombiPlex®, enables the rational design and rapid evaluation of optimized combinations incorporating traditional chemotherapies as well as molecularly targeted agents to deliver enhanced anti-cancer activity. CombiPlex addresses several fundamental shortcomings of conventional combination regimens, as well as the challenges inherent in combination drug development, by identifying the most effective synergistic molar ratio of the drugs being combined in vitro, and fixing this ratio in a nano-scale drug delivery complex to maintain the optimized combination after administration and ensure its exposure to the tumor. Our lead product is VYXEOS, a nano-scale liposomal formulation of cytarabine:daunorubicin, in Phase 3 clinical testing for the treatment of acute myeloid leukemia (AML). We have also conducted clinical development on CPX-1, a nano-scale liposomal formulation of irinotecan:floxuridine for the treatment of colorectal cancer; and have a preclinical stage product candidate, CPX-8, a hydrophobic docetaxel prodrug nanoparticle formulation. More recently, we have advanced the CombiPlex platform and broadened its application to include molecularly targeted therapies.

The Company has incurred recurring losses and negative cash flows from operations since inception. As of December 31, 2015, the Company had an accumulated deficit of $168.7 million. The Company expects operating losses and negative cash flows to continue for the foreseeable future until such time, if ever, that it can generate significant revenues from its product candidates currently in development. Management believes that the cash and cash equivalents of $23.3 million at December 31, 2015 and $9.8 million of net proceeds from the sale of common stock during the first quarter of 2016 (see note 9) will be sufficient to meet estimated working capital requirements and fund operations into the second quarter of 2017.

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

Cash and cash equivalents:  The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates its fair value due to its short-term nature. The Company had $22,162,678 in short-term money market accounts as of December 31, 2015.

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

Research collaboration funding:  The Company has a research and development agreement where the Company receives funding when it achieves certain agreed upon milestones such as meeting clinical trial objectives or patient enrollment. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-28-25-2, Milestone Method-Recognition milestones considered substantive and that related solely to past Company performance and do not have any remaining deliverables associated with them are recognized as revenue when earned. Income derived from these arrangements is shown gross of research and development expenses on the consolidated statement of loss.

Stock-based compensation:  Stock-based compensation transactions are recognized as compensation expense in the consolidated statement of loss based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the award. The Company estimates the fair value of options granted using the Black-Scholes option valuation model. This estimate uses assumptions regarding a number of inputs that required the Company to make significant estimates and judgments. Because the Company is a relatively new publicly traded common stock the expected volatility assumption was based on industry peer information.

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

Income taxes:  The Company accounts for income taxes using ASC 740 Income Taxes. ASC 740 Income Taxes is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, ASC 740 generally considers all expected future events other than enactments of and changes in the tax law or rates. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Valuation allowances are provided if, considering available evidence, it is more likely than not that the deferred tax assets will not be realized. ASC 740 clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. ASC 740 provides a benefit recognition model with a two-step approach consisting of “more-likely-than-not” recognition criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. ASC 740 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes.

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

The Company recognizes transfers between input levels as of the actual date of event. There were no transfers between levels and the following table provides the assets carried at fair value:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Assets:
Money Market Fund	$22,162,678	$22,162,678	$—	$—
December 31, 2014
Assets:
Money Market Fund	$29,500,819	$29,500,819	$—	$—

Segment reporting:  The Company operates within one reportable segment and presents geographic results of its United States and Canadian operations. Intersegment transactions and balances have been eliminated in the preparation of the segmental analysis note.

New Accounting Pronouncement:  In February 2016, the Financial Accounting Standards Board (“FASB”) issued comprehensive new guidance about leases. Under the new guidance, most leases will be recognized on an entity’s balance sheet as liabilities with corresponding right-of-use assets. The new guidance is effective for interim and annual period in fiscal years beginning after December 15, 2018, with early adoption permitted. The standard must be adopted using a modified retrospective approach. We have not yet evaluated the impact of this new pronouncement.

In November 2015, the FASB issued guidance which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The guidance is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2016. This guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued guidance, which requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related liability, rather than as a deferred charge. The updated guidance is effective retroactively for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted but we will not early adopt. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

3. Other Current Assets

Other current assets as of December 31, 2015 and 2014, consists of the following:

	2015	2014
Clinical trial materials	$414,904	$458,278

4. Property and Equipment

Property and equipment as of December 31, 2015 and 2014, including assets held under capital lease, consists of the following:

	2015	2014
Computer and equipment	$117,135	$144,138
Furniture and office equipment	73,863	96,457
Laboratory equipment	1,754,608	1,723,331
Capital lease equipment	155,524	155,524
Leaseholds	54,732	37,789
	2,155,862	2,157,239
Less: Accumulated depreciation	(1,294,372)	(1,152,827)
	$861,490	$1,004,412

During the years ended December 31, 2015 and 2014, depreciation and amortization expense was $198,282 and $195,492 respectively.

In February 2012, the Company closed a laboratory and consigned certain property and equipment for sale. During 2014, the Company wrote off the net book value of the remaining consigned equipment of $74,086. The Company determined that the carrying amount of these assets as of December 31, 2014 was not recoverable and less than the fair value less the cost to sell. In addition, during 2014, the Company wrote off other property and equipment and incurred a loss of $3,538.

5. Other Assets

Other assets as of December 31, 2015 and 2014 consist of the following:

	2015	2014
Deferred financing costs (see Note 8)	$416,712	$539,296
Other non-current assets	43,998	5,205
	$460,710	$544,501

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

6. Accrued Liabilities

Accrued liabilities as of December 31, 2015 and 2014, consists of the following:

	2015	2014
Accrued clinical trial expenses	$1,029,488	$633,395
Accrued bonuses	723,039	816,144
Accrued salaries and vacation	202,059	152,700
Accrued drug manufacturing expenses	174,376	—
Interest payable	123,867	83,958
Accrued other	124,884	49,223
	$2,377,713	$1,735,420

7. Other Liabilities

Other liabilities as of December 31, 2015 and 2014, consists of the following:

	2015	2014
Non-current income tax liability (see Note 12)	$991,654	$—
Deferred rent	35,339	45,408
	$1,026,993	$45,408

8. Loans Payable

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules Technology Capital Growth (“Hercules”). The first $10 million of the term loan was funded at closing. On March 30, 2015, the Company drew down the remaining $5 million of the term loan. The term loan is repayable in installments over forty-eight months including an interest-only period of eighteen months after closing. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the U.S. prime rate with interest only period until December 1, 2015. The funds will be used to provide general working capital. During 2015, the interest rate paid by the Company ranged from 9.75% to 10%.

Pursuant to the loan agreement, the Company issued Hercules a warrant to purchase an aggregate of 210,675 shares of the Company’s common stock at an exercise price of $2.67 per share with a term of five years. The warrant is exercisable beginning on the date of issuance and expires May 9, 2019. The fair value of the warrants of $397,649 and financing costs of $407,253 incurred in connection with the term loan were recorded as debt issuance costs and will be amortized as interest expense using the effective interest method over the term of the loan. Amortization of debt issuance costs was $249,479 and $138,709 for the year ended December 31, 2015 and 2014, respectively. The remaining unamortized debt issuance costs of $416,712 are included in other non-current assets.

In addition, the Company will pay an end of term charge of $592,500 on the earliest to occur of (i) the term loan maturity date, (ii) the date that the Company prepays the outstanding loan, or (iii) the date that the loan becomes due and payable. The end of term charge will be accrued as additional interest expense using the effective interest rate method over the term of the loan. The Company accrued $182,181 and $121,217 of this fee during the years ended December 2015 and 2014, respectively.

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

8. Loans Payable  – (continued)

Long-term debt as of December 31, 2015 and 2014 consists of the following:

	2015	2014
Loan payable	$14,572,558	$10,000,000
End of term fee	303,398	121,217
	14,875,956	10,121,217
Less: Current portion	(5,378,134)	(284,961)
Accrued end of term fee	$9,497,822	$9,836,256

The summary of payments due on the term loan as of December 31, 2015, is as follows:

2016	$5,378,134
2017	5,951,817
2018	3,835,107
Total loan payments	15,165,058
Less end of term payment	(592,500)
Long-term debt	$14,572,558

9. Stockholders’ Equity

At-The-Market Equity Offering Program

On October 16, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to sell shares of common stock with aggregate gross proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program under which Cantor will act as sales agent. The Sales Agreement provides that Cantor will be entitled to compensation for its services in an amount equal to 3.0% of the gross proceeds from the sales of shares sold under the Sales Agreement.

During 2015, the Company sold 1,144,611 shares of common stock under the Sales Agreement at an average price of approximately $1.76 per share for gross proceeds of $2.0 million and net proceeds of approximately $1.9 million after deducting Cantor’s commission. In addition, the Company incurred share issuance costs of $187,174 in connection with the Sale Agreement.

During the first quarter of 2016, the Company sold 1,353,900 shares of common stock under the Sales Agreement at $7.43 per share for gross proceeds of $10.1 million and net proceeds of $9.8 million, after deducting Cantor’s commission. As of March 18, 2016, $7.9 million of common stock remains available to be sold under this facility.

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

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

9. Stockholders’ Equity  – (continued)

Other Stock Issuances

In February 2015, the Company issued 60,517 shares of common stock to certain Company employees as payment of $168,843 of bonuses earned and accrued as of December 31, 2014.

Warrants

The following table summarizes the warrants outstanding to purchase common stock at December 31, 2015:

Issue date	Number of warrants	Exercise price	Term
March 2009	12,445	$11.25	7 years
December 2011	123,585	$5.21	7 years
February 2012	3,700	$5.21	6 years
June 2012	17,267	$5.21	7 years
August 2012	112,536	$5.21	7 years
April 2013	161,327	$5.21	7 years
April 2013	3,977,290	$3.58	7 years
May 2014	158,006	$2.67	5 years
October 2014	874,324	$3.58	5 years
March 2015	52,669	$2.67	5 years
	5,493,149

10. Stock Based Compensation

2013 Equity Incentive Plan

In 2013, the Company adopted the Celator Pharmaceuticals, Inc. 2013 Equity Incentive Plan (the “Plan”) and the number of shares authorized for awards of equity options or other equity instruments under this Plan are 5,353,885. At December 31, 2015, 1,409,314 stock options remain available to be granted. The Company has reserved shares of its common stock to permit exercise of options in accordance with the terms of the Plan.

Options granted under the Plan may be incentive stock options or non-qualified stock options. Incentive stock options may only be granted to employees. The board of directors, or a committee of the board of directors appointed to administer the Plan, determines the period over which options become exercisable and the conditions under which stock awards are granted and become vested.

The following table summarizes the activity of the Company stock option plans for the years ended December 31, 2015 and 2014:

		Number of options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding at	December 31, 2013	2,578,252	$2.98
	Granted	502,100	3.13
	Exercised	(42,936)	2.34
	Cancelled	(32,129)	2.97
Outstanding at	December 31, 2014	3,005,287	$3.02
	Granted	1,209,500	2.51
	Exercised	(57,667)	2.25
	Cancelled	(212,549)	2.58
Outstanding at	December 31, 2015	3,944,571	$2.90	7.5	$7,804
Exercisable at	December 31, 2015	1,860,211	$2.98	6.2	$7,444

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

10. Stock Based Compensation  – (continued)

The following table summarizes stock options outstanding as of December 31, 2015:

Range of exercise price	Number outstanding	Average exercise price	Remaining contractual life (years)	Number exercisable	Average exercise price
$1.12 – $2.00	17,632	$1.35	6.3	12,382	$1.17
$2.01 – $3.00	1,673,945	2.50	7.7	470,973	2.39
$3.01 – $4.00	2,252,994	3.20	7.3	1,376,856	3.20
	3,944,571	$2.90	7.5	1,860,211	$2.98

A summary of unvested awards activity during the year ended December 31, 2015 is as follows:

	Number	Grant date fair value
January 1, 2015	1,653,231	$4,011,363
Granted	1,209,500	2,433,675
Vested	(724,246)	(1,706,302)
Forfeited	(54,125)	(132,311)
December 31, 2015	2,084,360	$4,606,425

The following table provides information regarding stock options activity for the year ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Stock compensation expense recognized	$1,802,872	$1,350,243
Weighted average grant-date fair value of stock options issued (per share)	$2.01	$2.68
Grant-date fair value of stock options issued	$2,433,675	$1,343,817
Intrinsic value of stock options exercised	$—	$32,892
Volatility	101.3%	114.4%
Risk-free interest rate	1.7%	2.0%
Dividend yield	0.0%	0.0%
Expected life in years	6.0	6.2

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

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. At December 31, 2015, the total compensation cost related to non-vested awards not yet recognized and weighted average period over which it will be recognized was $4,140,214 and 2.3 years, respectively.

11. Benefit Plans

The Company has a domestic employee 401K savings plan. Beginning in 2014, the Company matches 50% of each employee’s contribution up to a maximum of 6% of the employee’s earnings for contributions made to the domestic 401K savings plan and to individual registered retirement savings plans in Canada. The Company’s matching contributions to the savings plan were $105,118 and $111,509 during the year ended December 2015 and 2014, respectively.

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

12. Income Taxes

Loss before income taxes consisted of the following:

	Year ended December 31,
	2015	2014
Domestic	$(18,008,614)	$(16,710,376)
Foreign	(1,990,940)	(2,129,263)
Total	$(19,999,554)	$(18,839,639)

A reconciliation of the Statutory United States Federal income tax rate to the Company’s effective rate and for December 31, 2015 and 2014 is as follows:

	Year ended December 31,
	2015	2014
Loss before income taxes	$(19,999,554)	$(18,839,639)
Federal rate	34%	34%
US Federal statutory tax rate	6,799,848	6,405,477
State, net of federal rate	319,677	837,307
Permanent differences	(1,853,876)	(1,030,698)
Research and development tax credits	12,658,628	833,271
Other	(1,513,036)	386,594
Changes to valuation allowances	(15,727,035)	(5,495,195)
	$684,206	$1,936,756

In 2015 and 2014, the Company was approved to sell New Jersey net operating loss carryforwards (“NOLS”) under the New Jersey Technology Business Tax Certificate Transfer Program, which resulted in the recognition of an income tax benefit of $1,675,860 and $1,936,756, respectively.

Deferred income taxes reflect the tax effects of temporary differences between the basis of assets and liabilities recognized for financial reporting purposes and tax purposes, and net operating loss and tax credit carry forwards. Significant components of the Company’s total deferred tax asset as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Net operating loss carry forwards	$42,503,179	$43,176,150
Federal orphan drug tax credit	17,939,199	—
Research and development loss pool carry forwards	2,744,381	3,512,452
Deferred revenue	18,071	229,410
Accrued expenses and other	76,972	440,341
Stock based compensation	306,733	1,094,135
Property and equipment	(205,821)	(267,909)
R&D and investment tax credit carry forwards	1,654,334	1,125,434
Deferred tax assets	$65,037,048	$49,310,013
Deferred tax assets valuation allowance	$(65,037,048)	$(49,310,013)
	$—	$—

The valuation allowance at December 31, 2015 and 2014 was primarily related to R&D investment tax credits carryforwards and expenditures, federal and state net operating loss carryforwards that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than not that some portion or all of the deferred tax

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

12. Income Taxes  – (continued)

assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

At December 31, 2015, the Company had net operating loss carryforwards for Federal income tax purposes of $121,079,168 which are available to offset future Federal taxable income and begin to expire in 2023. The Company has net operating loss carryforwards for state income tax purposes of $16,819,859 which are available to offset future state taxable income through 2035.

In 2015, the Company completed a U.S. Federal and State of New Jersey Research and Development and U.S. Federal Orphan Drug tax credits analysis related to the years ended December 31, 2008 through 2014. At December 31, 2015, the Company has U.S. Federal and State of New Jersey Research and Development tax credits carryforwards of $1,182,961 and $94,451 respectively. The U.S. and State of New Jersey Research and Development tax credits carryforwards begin to expire in 2026 and 2031 respectively. In addition, the Company has U.S. Federal Orphan Drug tax credits of $17,939,199 which begin to expire in 2029. The Company will claim the U.S. Federal Research and Development and Orphan Drug tax credits in the future on U.S. Federal tax returns. As a result, the Company will file New Jersey tax returns to report an income tax liability and interest of $991,654 which has been recorded through the income tax provision and as other liabilities on the accompanying balance sheet.

At December 31, 2015 and 2014, the Company had Canadian Federal investment tax credits of approximately $376,925 and $450,999, respectively, available to reduce taxes payable and will begin to expire in 2031. The Company has no Canadian tax loss carry forwards.

13. Geographic Segment Information

The Company operates in the United States and Canada. The Company’s VYXEOS clinical trial materials are manufactured by a third party using the Company’s equipment located in Germany. Geographic net loss information is based on the location whereby the expenses were incurred. The geographic information about total assets is based on the physical location of the assets.

	Total Assets
	December 31,
	2015	2014
United States	$24,673,341	$34,027,837
Canada	204,283	223,572
Germany	757,560	867,694
Total Assets	$25,635,184	$35,119,103

	Net Loss
	Year ended December 31,
	2015	2014
United States	$(17,324,408)	$(14,773,620)
Canada	(1,990,940)	(2,129,263)
Total Net Loss	$(19,315,348)	$(16,902,883)

14. Leukemia and Lymphoma Society funding

In June 2012, the Company entered into an agreement with the Leukemia & Lymphoma Society® (“LLS”) pursuant to which the LLS is providing $5.0 million in funding from the LLS Therapy Acceleration Program (“TAP”) program for the Phase 3 clinical study of the Company’s lead compound VYXEOS. Upon execution of the agreement, the Company received an upfront payment of $2.0 million and may receive further payments of $3.0 million upon the achievement of clinical milestones. The Company recorded the

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

14. Leukemia and Lymphoma Society funding  – (continued)

$2.0 million upfront payment as deferred revenue which will be recognized on a straight-line basis over the estimated performance period of the funding agreement which was January 2016. During the years ended December 31, 2015 and 2014, the Company recognized $542,986 for both years related to the amortization of the upfront payment.

During 2015, the Company met one milestone under the agreement which resulted in the recognition of $0.9 million, and in 2014, the Company met two separate milestones which resulted in the recognition of $1.0 million which was recorded as Leukemia & Lymphoma Society funding. Since November 2012, the Company has received a total of $2.9 million for milestones achieved under this agreement.

The agreement remains in effect until the completion of the milestones unless terminated earlier in accordance with the provisions in the agreement. The Company may terminate the agreement at any time during its term upon at least 30 days’ prior written notice to LLS or upon written notice to LLS upon the termination of the VYXEOS program. LLS may terminate this agreement upon 90 days prior written notice to the Company. Funding under the agreement is exclusively for use in support of the clinical development activities of the research program. Provided the Company believes the product is safe and effective, the Company has agreed that, for a period of five years following the expiration or termination of the agreement, the Company will take such steps as are commercially reasonable to further the clinical development of the product and to bring the product to practical application for Acute Myeloid Leukemia.

15. Commitments and Contingencies

In September 2015, the Company entered into a lease agreement for office and laboratory space in Vancouver, British Columbia, which expires in August 2017. The remaining minimum lease payments as of December 31, 2015 were $176,000. The Company also vacated its previous lease for office space effective October 1, 2015. The vacated lease expires in June 2016. The Company recognized contract termination costs of $22,670 for the remaining lease payments which has been recorded in general and administration expenses.

In March 2013, the Company entered into an office lease agreement for office space in Ewing, New Jersey, which commenced in June 2013 with a term of sixty months. The remaining minimum lease payments as of December 31, 2015 were $357,000. Under the Ewing, New Jersey lease agreement, the Company will be obligated to maintain a letter of credit from a bank with respect to its security deposit obligations in the amount of $200,000 during the first year of the Agreement and the deposit is reduced annually through lease expiration date. The restricted deposit balance as of December 31, 2015 was $120,000.

Rent expense amounted to $255,386 in 2015 and $221,867 in 2014. Minimum lease payments on all operating leases are as follows:

Year ending December 31,
2016	$257,249
2017	216,130
2018	72,372
Total	$545,751

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

CELATOR PHARMACEUTICALS, INC

By:	/s/ Scott T. Jackson Scott T. Jackson, Chief Executive Officer

Date: March 21, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

	Title	Date
/s/ Scott T. Jackson Scott T. Jackson	Chief Executive Officer and a Director (principal executive officer)	March 21, 2016
/s/ Fred M. Powell Fred M. Powell	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 21, 2016
/s/ Michael Dougherty Michael Dougherty	Chairman	March 21, 2016
/s/ Jean-Pierre Bizzari Jean-Pierre Bizzari	Director	March 21, 2016
/s/ Richard S. Kollender Richard S. Kollender	Director	March 21, 2016
/s/ Joseph Lobacki Joseph Lobacki	Director	March 21, 2016
/s/ Joseph A. Mollica Joseph A. Mollica	Director	March 21, 2016
/s/ Scott Morenstein Scott Morenstein	Director	March 21, 2016
/s/ Nicole Vitullo Nicole Vitullo	Director	March 21, 2016

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q quarterly report filed on August 7, 2014.)
3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)
4.1	Amended and Restated Warrant issued to Square 1 Bank. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10 registration statement filed on November 13, 2012.)
4.2	Form of Amended and Restated Warrant. (Incorporated by reference to Exhibit 4.2 to the Company’s Form 10 registration statement filed on November 13, 2012.)
4.3	Comerica Bank Warrant issued March 11, 2009. (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Form 10 registration statement filed on December 28, 2012.)
4.4	Form of Warrant to Purchase Common Stock. (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K current report filed on May 3, 2013.)
4.5	Form of Warrant issued October 28, 2014. (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q quarterly report filed on November 13, 2014.)
4.6	Form of Warrant Agreement between the Company and American Stock Transfer. (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K current report filed on October 23, 2014.
4.7	Form of Underwriter Warrant. (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K current report filed on October 23, 2014.
4.8	Warrant Agreement dated May 9, 2014 issued to Hercules Technology Growth Capital. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q quarterly report filed on August 7, 2014.)
10.1*	Amended and Restated Employment Agreement dated December 19, 2002 between Dr. Lawrence Mayer and the Company. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.2*	Amended and Restated Employment Agreement dated as of August 26, 2013 between the Company and Scott T. Jackson. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed on August 27, 2013.)
10.3	Registration Rights Agreement dated as of April 29, 2013 among the Company and the investors identified on the signature pages thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on May 3, 2013.)
10.4*	Letter Agreement dated December 4, 2007 between Joseph A. Mollica, Ph.D. and the Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.5*	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.6*	Amended and Restated 2005 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.7**	Exclusive License Agreement dated June 28, 2007 between Princeton University and the Company, as amended on July 6, 2010 and August 20, 2012. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.8**	Clinical and Commercial Manufacturing and Supply Agreement dated as of December 22, 2010 between Baxter Oncology GmbH and the Company. (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Form 10 registration statement on January 30, 2013.)

Exhibit No.	Description
10.9**	Collaborative Research Agreement dated May 11, 2001 between the Company and the British Columbia Cancer Agency. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.10	Settlement Agreement dated August 5, 2008 between the British Columbia Cancer Agency and the Company. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.11**	Definitive Agreement dated June 27, 2012 between Leukemia & Lymphoma Society and the Company. (Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Form 10 registration statement on January 30, 2013.)
10.12*	Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.13*	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.14*	Form of Nonqualified Stock Option Agreement (Non-VC Directors). (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.15*	Form of Nonqualified Stock Option Agreement (VC Directors). (Incorporated by reference to Exhibit 10.15 to the Company’s Form 10 registration statement filed on November 13, 2012.)
10.16	Controller Equity OfferingSM Sales Agreement dated October 16, 2015 between the Company and Cantor Fitzgerald & Co. (Incorporated by reference to Exhibit 1.1 to Form 8-K current report filed on October 16, 2015.).
10.17	2013 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed on May 24, 2013.)
10.18	2013 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on May 24, 2013.)
10.19*	Letter and Restrictive Covenant Agreement dated December 7, 2012 between the Company and Fred M. Powell. (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Form 10 registration statement on January 30, 2013.)
10.20	Loan and Security Agreement dated as of May 9, 2014 by and among Celator Pharmaceuticals, Inc., Celator Pharmaceuticals Corp. and the lenders and Hercules Technology Growth Capital, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q quarterly report filed on August 7, 2014.)
10.21	Princeton South Corporate Center Office Lease dated March 1, 2013 between Princeton South Investors, LLC and the Company. (Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K annual report for the year ended December 31, 2012 filed on April 1, 2013.)
10.22	Right to Invest Letter dated May 9, 2014 between the Company and Hercules Technology Growth Capital, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q quarterly report filed on August 7, 2014.)
10.23*	Employment Agreement dated as of August 20, 2015 between the Company and Michael R. Dougherty. (Incorporated by reference to Exhibit 10.1 to Form 8-K current report filed on August 24, 2015.)
14.1	Code of Conduct. (Incorporated by reference to Exhibit 14.1 to the Company’s Form 8-K filed on April 18, 2013.)
21.1	Subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Company’s Form 10 registration statement filed on November 13, 2012.)
23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

Exhibit No.	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.
101.1	The following materials from Celator Pharmaceuticals Inc.’s annual report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Loss for years ended December 31, 2015 and 2014, (ii) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for years ended December 31, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity for years ended December 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.
**	Subject to a Confidential Treatment Order for confidential treatment of certain confidential portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.