Form 10-Q
period 2016-03-31
Celator Pharmaceuticals Inc
filed 2016-05-10
CIK 1327467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 6, 2016 was 42,470,256.

CELATOR PHARMACEUTICALS, INC.

Part I. Financial Information

Item 1. Financial Statements

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$67,541,467	$23,253,328
Restricted cash	150,921	149,017
Other receivables	116,859	74,244
Prepaid expenses and deposits	329,800	421,491
Other current assets	407,043	414,904
Total current assets	68,546,090	24,312,984
Property and equipment, net	816,438	861,490
Other assets	43,024	43,998
Total assets	$69,405,552	$25,218,472

Liabilities
Current liabilities:
Current portion of debt	$436,690	$5,378,134
Accounts payable	394,369	778,360
Accrued liabilities	2,081,544	2,377,713
Current portion of deferred revenue	-	45,249
Total current liabilities	2,912,603	8,579,456
Other liabilities	1,024,177	1,026,993
Loans payable	12,837,810	9,081,110
Total liabilities	16,774,590	18,687,559

Stockholders' equity
Preferred stock
Authorized 20,000,000 shares, par value $0.001	-	-
Common stock
Authorized 200,000,000 shares, par value $0.001
Issued and outstanding 41,222,270 and 34,944,150 shares as of March 31, 2016 and December 31, 2015, respectively	41,222	34,944
Warrants	1,083,193	1,083,193
Additional paid-in capital	226,856,737	175,229,643
Accumulated other comprehensive loss	(1,133,266)	(1,133,266)
Accumulated deficit	(174,216,924)	(168,683,601)
Total stockholders' equity	52,630,962	6,530,913
Total liabilities and stockholders' equity	$69,405,552	$25,218,472

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Loss

(Unaudited)

	Three months ended
	March 31
	2016	2015
Expenses
Research and development	$2,689,189	$2,708,011
Leukemia & Lymphoma Society funding	(145,249)	(135,747)
General and administrative	2,468,648	1,761,449
Amortization and depreciation	48,347	48,928
Operating loss	(5,060,935)	(4,382,641)
Other income (expenses)
Foreign exchange gain (loss)	(15,984)	9,639
Interest and miscellaneous income	2,329	3,141
Interest expense	(458,733)	(341,122)
Net loss	$(5,533,323)	$(4,710,983)

Net loss per share
Basic and diluted	$(0.16)	$(0.14)

Weighted average of common shares outstanding
Basic and diluted	35,400,496	33,704,889

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2016

(Unaudited)

	Common Stock			Additional Paid-In	Accumulated Other		Stockholders’
	Number	Amount	Warrants	Capital	Comprehensive Loss	Accumulated Deficit	Equity

Balance at December 31, 2015	34,944,150	$34,944	$1,083,193	$175,229,643	$(1,133,266)	$(168,683,601)	$6,530,913
Issuance of shares from exercise of stock options and warrants	324,220	324	-	295,316	-	-	295,640
Issued for cash, net of stock issuance costs	5,953,900	5,954	-	50,390,446	-	-	50,396,400
Stock-based compensation	-	-	-	576,070	-	-	576,070
Stock options granted in payment of accrued bonuses	-	-	-	365,262	-	-	365,262
Net loss for the period	-	-	-	-	-	(5,533,323)	(5,533,323)
Balance at March 31, 2016	41,222,270	$41,222	$1,083,193	$226,856,737	$(1,133,266)	$(174,216,924)	$52,630,962

See accompanying notes to consolidated financial statements.

Celator Pharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31
	2016	2015
Operating activities
Net loss	$(5,533,323)	$(4,710,983)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	48,347	48,928
Non-cash stock-based compensation expense	576,070	359,200
Non-cash financing costs	112,117	94,664
Changes in operating assets and liabilities
Other receivables	(42,362)	(4,864)
Prepaid expenses and deposits	94,826	79,617
Restricted cash	(6)	(8)
Other current assets	7,861	16,266
Other assets	1,012	-
Accounts payable	(385,118)	46,113
Accrued liabilities	62,979	(285,171)
Deferred rent liability	(2,816)	(2,218)
Deferred revenue	(45,249)	(135,746)
Cash used in operating activities	(5,105,662)	(4,494,202)

Investing activities
Purchase of property and equipment	(3,295)	(17,938)
Cash used in investing activities	(3,295)	(17,938)

Financing activities
Proceeds from issuance of common stock and stock options and warrants exercised	51,105,723	-
Payment of share issuance costs	(413,357)	-
Proceeds from loans payable	-	5,000,000
Repayments of loans payable	(1,296,861)	-
Cash provided by financing activities	49,395,505	5,000,000

Effect of foreign exchange rate changes	1,591	(3,825)

Net change in cash	44,288,139	484,035
Cash and cash equivalents, beginning of period	23,253,328	32,413,777
Cash and cash equivalents, end of period	$67,541,467	$32,897,812

Supplemental disclosure of cash flow information
Interest paid	$356,166	$243,750
Stock options granted in payment of accrued bonuses	$365,262	-
Common stock issued in payment of accrued bonuses	-	$168,843
Warrants issued in connection with debt issuance costs	-	$76,897

See accompanying notes to consolidated financial statements

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Nature of Business and Liquidity

Celator Pharmaceuticals, Inc. is an oncology-focused biopharmaceutical company that is transforming the science of combination therapy, and developing products to improve patient outcomes in cancer. Our proprietary technology platform, CombiPlex®, enables the rational design and rapid evaluation of optimized combinations incorporating traditional chemotherapies as well as molecularly targeted agents to deliver enhanced anti-cancer activity. CombiPlex addresses several fundamental shortcomings of conventional combination regimens, as well as the challenges inherent in combination drug development, by identifying the most effective synergistic molar ratio of the drugs being combined in vitro, and fixing this ratio in a nano-scale drug delivery complex to maintain the optimized combination after administration and ensure its exposure to the tumor. Our lead product is VYXEOSTM, a nano-scale liposomal formulation of cytarabine:daunorubicin, completed a Phase 3 clinical trial for the treatment of acute myeloid leukemia (AML). On March 14, 2016 we reported positive results from our Phase 3 study of VYXEOS in patients with high-risk (secondary) acute myeloid leukemia (AML) compared to the standard of care regimen of cytarabine and daunorubicin known as 7+3. We have also conducted clinical development on CPX-1, a nano-scale liposomal formulation of irinotecan:floxuridine for the treatment of colorectal cancer; and have a preclinical stage product candidate, CPX-8, a hydrophobic docetaxel prodrug nanoparticle formulation. More recently, we have advanced the CombiPlex platform and broadened its application to include molecularly targeted therapies.

The Company has incurred recurring losses and negative cash flows from operations since inception. As of March 31, 2016, the Company had an accumulated deficit of $174.2 million. The Company expects operating losses and negative cash flows to continue for the foreseeable future until such time, if ever, that it can generate significant revenues from its product candidates currently in development. Management believes that the cash and cash equivalents of $67.5 million at March 31, 2016 will be sufficient to meet estimated working capital requirements and fund operations into 2018.

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes included in Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted.

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

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

New Accounting Pronouncements Adopted: During the period, the Company adopted Financial Accounting Standards Board (“FASB”) guidance originally issued in April 2015 which requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related liability, rather than as a deferred charge. The guidance was effective retroactively for financial statements covering fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The following table summarizes the cumulative effect of the change on total assets, total liabilities and stockholders’ equity in the statement of financial position as of the beginning of the period presented. The adoption of the guidance did not have any effect on loss from operations, and loss per share amounts for the current period and any prior periods.

	As Reported	Deferred Financing Costs	Adjusted
	December 31, 2015	Reclassification	December 31, 2015
Assets
Other assets	$460,710	$(416,712)	$43,998
Total assets	$25,635,184	$(416,712)	$25,218,472

Loans payable	$9,497,822	$(416,712)	$9,081,110
Total liabilities	19,104,271	(416,712)	18,687,559

Total liabilities and stockholders' equity	$25,635,184	$(416,712)	$25,218,472

All other new guidance that became effective during the reported period did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Effective: In February 2016, the FASB issued comprehensive new guidance about leases. Under the new guidance, most leases will be recognized on an entity’s balance sheet as liabilities with corresponding right-of-use assets. The new guidance is effective for interim and annual period in fiscal years beginning after December 15, 2018, with early adoption permitted. The standard must be adopted using a modified retrospective approach. We have not yet evaluated the impact of this new pronouncement.

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

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

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

The Company recognizes transfers between input levels as of the actual date of event. There were no transfers between levels and the following table provides the assets carried at fair value:

	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Assets:
Money Market Fund	$17,194,140	$17,194,140	$-	$-

December 31, 2015
Assets:
Money Market Fund	$22,162,678	$22,162,678	$-	$-

4.	Other Current Assets

Other current assets as of March 31, 2016 and December 31, 2015, consist of the following:

	March 31, 2016	December 31, 2015
Clinical trial materials	$407,043	$414,904

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

5.	Property and Equipment

Property and equipment as of March 31, 2016 and December 31, 2015, including assets held under capital lease, consists of the following:

	March 31, 2016	December 31, 2015
Computer and equipment	$118,935	$117,135
Furniture and office equipment	73,863	73,863
Laboratory equipment	1,754,608	1,754,608
Capital lease equipment	155,524	155,524
Leaseholds	56,227	54,732
	2,159,157	2,155,862
Less: Accumulated depreciation	(1,342,719)	(1,294,372)
	$816,438	$861,490

During the three months ended March 31, 2016 and March 31, 2015, depreciation and amortization expense was $48,347 and $48,928 respectively.

6.	Accrued Liabilities

Accrued liabilities as of March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016	December 31, 2015
Accrued clinical trial expenses	$1,042,050	$1,029,488
Accrued bonuses	254,425	723,039
Accrued salaries and vacation	194,438	202,059
Accrued drug manufacturing expenses	267,802	174,376
Interest payable	114,319	123,867
Accrued other	208,510	124,884
	$2,081,544	$2,377,713

7.	Other Liabilities

Other non-current liabilities as of March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016	December 31, 2015
Non-current income tax liability	$991,654	$991,654
Deferred rent	32,523	35,339
	$1,024,177	$1,026,993

In 2015, the Company completed a U.S. Federal and State of New Jersey Research and Development and U.S. Federal Orphan Drug tax credits analysis related to the years ended December 31, 2008 through 2014. The Company will claim the U.S. Federal Research and Development and Orphan Drug tax credits in the future on U.S. Federal tax returns. As a result, the Company will file amended New Jersey tax returns to report an income tax liability and interest which the Company recorded in 2015 as a non-current liability of $991,654 disclosed above.

8.	Loans Payable

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules Technology Capital Growth (“Hercules”). The first $10 million of the term loan was funded at closing. On March 30, 2015, the Company drew down the remaining $5 million of the term loan. The term loan was repayable in installments over forty-eight months and, at drawdown date, had an interest-only period of eighteen months after closing. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the U.S. prime rate with interest only period until December 1, 2015. The average interest rate paid by the Company during the first quarter of 2016 was 10% and 9.75% during the first of quarter of 2015.

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Pursuant to the loan agreement, the Company issued Hercules a warrant to purchase an aggregate of 210,675 shares of the Company’s common stock at an exercise price of $2.67 per share with a term of five years. The warrant is exercisable beginning on the date of issuance and expires May 9, 2019. The fair value of the warrants of $397,649 and financing costs of $407,253 incurred in connection with the term loan were recorded as debt issuance costs and will be amortized as interest expense using the effective interest method over the term of the loan. Amortization of debt issuance costs was $66,194 and $50,518 for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, the remaining unamortized balance of debt issuance costs was $350,518.

In addition, the Company will pay an end of term charge of $592,500 on the earliest to occur of (i) the term loan maturity date, (ii) the date that the Company prepays the outstanding loan, or (iii) the date that the loan becomes due and payable. The end of term charge will be accrued as additional interest expense using the effective interest rate method over the term of the loan. The Company accrued $45,923 and $44,146 of this fee during the three months ended March 31, 2016 and 2015, respectively.

On April 25, 2016, the Company entered into an amendment agreement with Hercules which provided that the scheduled principal payments due on May 1, 2016 and the first business day of each month thereafter through and including the payment due on May 1, 2017 will be deferred (“deferred payments”). Commencing on June 1, 2017, and continuing on the first business day of each month thereafter, the Company will recommence scheduled payments of principal and interest based on original amortization period of thirty-one (31) consecutive months with a balloon payment of all the deferred payments included in the last installment. The deferred payments and all other accrued but unpaid interest will be due and payable on the loan maturity date of June 1, 2018. The current portion of debt on the consolidated balance sheet and the summary of payments disclosed below were adjusted for this amendment.

Long-term debt as of March 31, 2016 and December 31, 2015, consists of the following:

	March 31, 2016	December 31, 2015

Loan payable	$13,275,698	$14,572,558
End of term fee	349,320	303,398
	13,625,018	14,875,956
Deferred debt issuance costs	(350,518)	(416,712)
	13,274,500	14,459,244
Less: Current portion	(436,690)	(5,378,134)
Long-term debt	$12,837,810	$9,081,110

The summary of payments due on the term loan as of March 31, 2016, is as follows:

2016	$436,690
2017	2,603,824
2018	10,827,684
Total loan payments	13,868,198
Less end of term fee	(592,500)
$13,275,698

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

9.	Stockholders’ Equity

Public Offering of Common Stock

On March 29, 2016, the Company completed a public offering of 4,600,000 shares of the Company's common stock, including the exercise in full of the underwriters’ overallotment option to purchase up an additional 600,000 shares of common stock at the public offering price of $9.50 per share. The gross proceeds of this offering were $43.7 million. Net proceeds to the Company, after deducting the underwriters' discounts and commission and other offering expenses payable by the Company, were $40.6 million.

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

During the first quarter of 2016, the Company sold 1,353,900 shares of common stock under the Sales Agreement at $7.43 per share for gross proceeds of $10.1 million and net proceeds of $9.8 million, after deducting Cantor’s commission. As of March 31, 2016, $7.9 million of common stock remains available to be sold under this facility.

Warrants

During the first quarter of 2016, 321,384 warrants were exercised with a weighted average exercise price of $2.99 of which 85,170 shares were withheld to satisfy the exercise price. A total of 12,445 warrants with a weighted average exercise price of $11.25 expired during the quarter. The following table summarizes the warrants outstanding to purchase common stock at March 31, 2016:

Issue date	Number of warrants	Exercise price	Term	Expiry
December 2011	123,585	$5.21	7 years	December 2018
February 2012	3,700	$5.21	6 years	February 2018
June 2012	17,267	$5.21	7 years	June 2019
August 2012	112,536	$5.21	7 years	August 2019
April 2013	159,806	$5.21	7 years	April 2020
April 2013	3,934,649	$3.58	7 years	April 2020
October 2014	807,777	$3.58	5 years	October 2019
	5,159,320

10.	Stock Based Compensation

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

Celator Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes the activity of the Company’s stock option plans for the three months ended March 31, 2016:

		Number of options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value

Outstanding at	December 31, 2015	3,944,571	$2.90
	Granted	1,599,024	1.32
	Exercised	(100,087)	2.25
	Cancelled	(5,334)	2.25
Outstanding at	March 31, 2016	5,438,174	$2.45	8.1	$46,686,011

Exercisable at	March 31, 2016	2,488,458	$2.73	7.1	$20,650,985

During the three months ended March 31, 2016, 12,081 shares were withheld to satisfy the exercise of certain stock options exercised during the period.

In January 2016, the Company granted 397,024 stock options, included in the options granted above, to certain employees as payment of $365,262 of bonuses earned and accrued as of December 31, 2015. In February 2015, the Company issued 60,517 shares of common stock to certain Company employees as payment of $168,843 of bonuses earned and accrued as of December 31, 2014.

The following table provides information regarding stock options activity for the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31
	2016	2015
Stock compensation expense recognized	$576,070	$359,200
Weighted average grant-date fair value of stock options issued (per share)	$1.03	$2.31
Grant-date fair value of stock options issued	$1,651,472	$1,360,094
Volatility	98.8%	106.9%
Risk-free interest rate	1.7%	1.7%
Dividend yield	0%	0%
Expected life in years	5.9	6.2
Intrinsic value of stock options exercised	$669,582	$-

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

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. At March 31, 2016, the total compensation cost related to non-vested awards not yet recognized and weighted average period over which it will be recognized was $4,850,285 and 2.5 years, respectively.

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

	Total Assets
	March 31, 2016	December 31, 2015
United States	$68,531,389	$24,256,629
Canada	156,905	204,283
Germany	717,258	757,560
Total Assets	$69,405,552	$25,218,472

	Net Loss
	Three months ended
	March 31
	2016	2015
United States	$(5,199,096)	$(4,311,341)
Canada	(334,227)	(399,642)
Total Net Loss	$(5,533,323)	$(4,710,983)

12.	Commitments and Contingencies

In September 2015, the Company entered into a lease agreement for office and laboratory space in Vancouver, British Columbia, which expires in August 2017. The remaining minimum lease payments as of March 31, 2016 were $159,700. The Company also vacated its previous lease for office space effective October 1, 2015. The vacated lease expires in June 2016.

In March 2013, the Company entered into an office lease agreement for office space in Ewing, New Jersey, which commenced in June 2013 with a term of sixty months. The remaining minimum lease payments as of March 31, 2016 were $322,000. Under the Ewing, New Jersey lease agreement, the Company will be obligated to maintain a letter of credit from a bank with respect to its security deposit obligations in the amount of $200,000 during the first year of the Agreement and the deposit is reduced annually through lease expiration date. The restricted deposit balance as of March 31, 2016 was $120,000.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are based on management’s current expectations and are subject to risks and uncertainties that may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as “anticipates,” “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. Examples of forward-looking statements contained in this Form 10-Q quarterly report include, among others, statements about the sufficiency of its capital to fund its estimated working capital requirements and operations into 2018, the expected timeline for its milestones in connection with its Phase 3 clinical study, its product pipeline, statements regarding the efficacy of the Company's CombiPlex® technology, the safety, tolerability, efficacy and therapeutic potential of VYXEOSTM, whether clinical results for VYXEOS obtained to date will be predictive of future clinical study results, the Company's expectations regarding the Company's development plans for VYXEOS and our drug candidates, and the Company's expectations about expanding the Company's product pipeline and advancing the Company's CombiPlex platform. Forward-looking statements in this Form 10-Q quarterly report involve substantial risks and uncertainties that could cause our clinical development programs, future results, performance or achievements to differ significantly from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, capital market conditions, the uncertainties inherent in the conduct of future clinical studies, enrollment in clinical studies, availability of data from ongoing clinical studies, expectations for regulatory approvals, other matters that could affect the availability or commercial potential of the Company’s drug candidates, and the Company’s ability to pay its debt obligations on a timely basis or otherwise pay its expenses and enhance its liquidity position. Forward-looking statements in this Form 10-Q quarterly report involve substantial risks and uncertainties that could cause the Company's clinical development programs, future results, performance of achievements to differ significantly from those expressed or implied in the forward-looking statements. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

Overview

Celator Pharmaceuticals, Inc. is an oncology-focused biopharmaceutical company that is transforming the science of combination therapy, and developing products to improve patient outcomes in cancer. Our proprietary technology platform, CombiPlex®, enables the rational design and rapid evaluation of optimized combinations incorporating traditional chemotherapies as well as molecularly targeted agents to deliver enhanced anti-cancer activity. Our lead product is VYXEOS, a nano-scale liposomal formulation of cytarabine:daunorubicin, completed a Phase 3 clinical trial for the treatment of acute myeloid leukemia. We have also conducted clinical development efforts on CPX-1, a nano-scale liposomal formulation of irinotecan:floxuridine for the treatment of colorectal cancer; and have a preclinical stage product candidate CPX-8, a hydrophobic docetaxel prodrug nanoparticle formulation. More recently, we have advanced the CombiPlex platform and broadened its application to include molecularly targeted therapies.

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

Our current plans for VYXEOS assume the following key dates:

•	3Q 2016 – New Drug Application (NDA) submission.
•	1Q 2017 – Marketing Authorization Application (MAA) submission.
•	Mid 2017 – Prescription Drug User Fee Act (PDUFA) date (assuming FDA grants priority review).
•	3Q 2017 – US Commercial Launch (assuming FDA approval in mid-2017)
•	1Q 2018 – Committee for Medicinal Products for Human Use (CHMP) opinion date.

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

AML accounts for 25 percent of all adult leukemias in the Western world, with the highest incidence rates occurring in the United States, Australia and Europe. AML is generally a disease of older adults, and the median age at the time of diagnosis is about 66 years. AML has one of the lowest survival rates of all leukemias. In 2016, the American Cancer Society’s Cancer Facts & Figures estimates 19,950 new cases in the U.S. In Europe and in Japan, the incidence is reported to be approximately 18,000 and 5,500 new cases, respectively. Untreated AML in all ages is rapidly fatal, with patients dying on average within a few months of diagnosis. Even with treatment, the median overall survival of newly diagnosed AML patients is approximately 12 months, with particular groups of AML patients, including those with high-risk (secondary) AML, having a poorer prognosis (median overall survival 6-7 months).

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

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. To date, we have funded our operations primarily through private placements of preferred stock, private and public placements of common stock, convertible debt and debt financings. In the future, we may also pursue additional funding options, including entering into agreements with collaborative partners. We believe that the cash and cash equivalents of $67.5 million at March 31, 2016 will be sufficient to meet estimated working capital requirements and fund operations into 2018. We expect to continue to incur losses as we fund research and development and commercial launch activities, and we do not expect material revenues for at least the next few years.

Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

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

The following table summarizes research and development spending:

	Three months ended
	March 31
	2016	2015
VYXEOS Phase 3 – Study (301)	$2,465,000	$2,321,000
CombiPlex Platform Technology Advancement	111,000	207,000
Intellectual Property (legal and patent costs)	81,000	82,000
General Research (professional development, recruitment, etc.)	32,000	98,000
Totals	$2,689,000	$2,708,000

Research and development expenses were $2,689,000 for the three months ended March 31, 2016 compared to $2,708,000 for the three months ended March 31, 2015 reflecting a decrease of $19,000. The decrease was primarily attributable to $121,000 decrease in manufacturing and drug and lipid costs, and $63,000 decrease in laboratory research costs and CombiPlex Platform technology advancement costs. These decreases were offset by increases in compensation and stock option expenses of $68,000, stability and validation studies of $70,000, and outsourced clinical trial and regulatory activities related to the Phase 3 trial and new drug application preparation of VYXEOS of $28,000.

LLS Funding:   The LLS revenue recognized for the three months ended March 31, 2016 was $145,000 compared to $136,000 for 2015, reflecting an increase of $9,000. The $145,000 recognized in 2016 represents an earned milestone of $100,000 from LLS for the milestone achieved relating to the primary end-point analysis of the Phase 3 trial of VYXEOS during the quarter, and amortization of a $2,000,000 upfront payment received during 2012 of $45,000.The amount recognized during the three months ended March 31, 2015 represents the amortization the upfront payment received during 2012 of $136,000.

General and Administrative: General and administrative expenses consist largely of salaries and related benefits, external costs for professional fees relating to legal, accounting and tax services, lease expense for the facilities, public company related costs and external consulting costs associated with investor relations, commercial operations and strategic planning.

General and administrative expenses were $2,469,000 for the three months ended March 31, 2016 compared to $1,761,000 for the three months ended March 31, 2015, reflecting an increase of $708,000. The increase was primarily attributable to $282,000 increase in compensation and stock option expense, $367,000 increase in commercial operations, $34,000 increase in professional fees, $21,000 increase in public company costs and $20,000 increase in investor relations and strategic consulting.

Amortization and Depreciation: Amortization and depreciation expense was $48,000 for the three months ended March 31, 2016 and $49,000 for the three months ended March 31, 2015.

Other Income and Expenses

Interest Expense: Interest expense was $459,000 and $341,000 for the three months ended March 31, 2016 and 2015, respectively and was related to interest on a Hercules term loan entered into in May 2014. Interest expense of $459,000 for the three months ended March 31, 2016 includes $112,000 related to non-cash amortization of deferred financing costs and the accrual of the end of term charge. Interest expense of $341,000 for the three months ended March 31, 2015 included $95,000 related to non-cash amortization of deferred financing costs and the accrual of the end of term charge.

Liquidity and Capital Resources

Overview

There is considerable time and cost associated with developing a potential drug or pharmaceutical product to the point of regulatory approval and commercialization. To date, we have funded our operations primarily through private placements of preferred stock, private and public placements of common stock, convertible debt and debt financings. In the future, we may also pursue additional funding options, including entering into agreements with collaborative partners. We believe that the cash and cash equivalents of $67.5 million at March 31, 2016 will be sufficient to meet estimated working capital requirements and fund operations into 2018. We expect to continue to incur losses as we fund research and development activities and commercial launch activities, and we do not expect material revenues for at least the next few years.

Substantial additional funding will be needed by the Company to fund its operations and to commercialize its product candidates. Our future capital requirements will depend on many factors, including those factors described in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as well as our ability to execute on our business and strategic plans as currently conceived.

On March 29, 2016, the Company completed a public offering of 4,600,000 shares of the Company's common stock, including the exercise in full of the underwriters’ overallotment option to purchase up an additional 600,000 shares of common stock at the public offering price of $9.50 per share. The gross proceeds of this offering were $43.7 million. Net proceeds to the Company, after deducting the underwriters' discounts and commission and other offering expenses payable by the Company, were $40.6 million.

On October 16, 2015, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent, to sell shares of common stock with aggregate gross proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program. The Sales Agreement provides that the sales agent will be entitled to compensation for its services in an amount equal to 3.0% of the gross proceeds from the sales of shares sold under the Sales Agreement. During the first quarter of 2016, we sold 1,353,900 shares of common stock under the Sales Agreement at $7.43 per share for gross proceeds of $10.1 million and net proceeds of $9.8 million, after deducting the sales agent’s commission. As of March 31, 2016, $7.9 million of common stock remains available to be sold under this facility.

On May 9, 2014, the Company entered into a term loan agreement for $15 million with Hercules Technology Capital Growth (“Hercules”). The first $10 million of the term loan was funded at closing. On March 30, 2015, the Company drew down the remaining $5 million of the term loan. The term loan was repayable in installments over forty-eight months and, at drawdown date, had an interest-only period of eighteen months after closing. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the U.S. prime rate with interest only period until December 1, 2015. The average interest rate paid by the Company during the first quarter of 2016 was 10%.

On April 25, 2016, the Company entered into an amendment agreement with Hercules which provided that the scheduled principal payments due on May 1, 2016 and the first business day of each month thereafter through and including the payment due on May 1, 2017 will be deferred (“deferred payments”). Commencing on June 1, 2017, and continuing on the first business day of each month thereafter, the Company will recommence scheduled payments of principal and interest based on the original amortization period of thirty-one (31) consecutive months with a balloon payment of all the deferred payments included in the last installment. The deferred payments and all other accrued but unpaid interest will be due and payable on the loan maturity date of June 1, 2018.

In June 2012, we entered into an agreement with LLS pursuant to which LLS is providing $5.0 million in funding from the LLS Therapy Acceleration Program (“TAP”) program for the Phase 3 study of VYXEOS. The agreement provided for LLS to make an upfront payment of $2.0 million, which was received in July 2012, and further payments totaling an additional $3.0 million on the achievement of clinical milestones; however, the amount may be refundable by the Company in the event of a material breach by us under the agreement. Through March 31, 2016 we have received the $5.0 million in funding from the LLS.

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

Cash Flows

Net cash used in operating activities was $5,106,000 for the three months ended March 31, 2016. The three months ended March 31, 2016 amount reflected the Company’s net loss of $5,533,000, offset by $736,000 in net non-cash charges including stock-based compensation expense of $576,000, non-cash interest expense of $112,000 related to the Hercules loan, and amortization and depreciation of $48,000. In addition, the Company used $309,000 of operating cash as a result of changes in certain of its operating assets and liabilities during the three months ended March 31, 2016. The changes in operating assets and liabilities were decreases in accounts payable of $385,000, deferred revenue of $45,000, deferred rent of $3,000 and increase in other receivables of $42,000. Offsetting these changes were decreases in prepaid expenses and deposits of $95,000, other current assets of $8,000, and other non-current assets of $1,000 and an increase in accrued expenses of $63,000,.

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

Cash used in investing activities was $3,000 for the three months ended March 31, 2016 for acquisition of property and equipment. Cash used in investing activities was $18,000 for the three months ended March 31, 2015 for acquisition of property and equipment.

Cash provided by financing activities for the three months ended March 31, 2016 was $49,396,000. The cash inflow was from the net proceeds from issuance of common stock and exercise of stock options and warrants of $50,692,000 offset by $1,297,000 for the repayment of the debt. Cash provided by financing activities was $5,000,000 for the three months ended March 31, 2015 for proceeds from a loan.

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

Critical Accounting Policies

The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended December 31, 2015 included in Celator Pharmaceuticals Inc.’s Form 10-K filed. There have been no significant changes in the Company’s critical accounting policies since December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company invests excess cash in investment grade, interest-bearing securities and at March 31, 2016, had approximately $17.2 million invested in money market instruments. Such investments are subject to interest rate and credit risk and are not fully insured by the federal government. The Company believes its policy of investing in highly rated securities, whose liquidities are, at March 31, 2016, all less than 90 days minimizes such risks. In addition, while a hypothetical one percent per annum decrease in market interest rates would have decreased the Company’s interest income for the period, it would not have resulted in a loss of the principal and the decline in interest income would have been immaterial to the Company.

The Company had outstanding total debt at March 31, 2016 of $13.3 million. Interest is payable monthly at the greater of 9.75% or an adjusted rate based upon the U.S. prime rate. The average interest rate paid by the Company during the first quarter of 2016 was 10%.

The majority of the Company’s business is conducted in U.S. dollars. However, the Company does conduct certain transactions in other currencies, including Canadian dollars. Historically, fluctuations in foreign currency exchange rates have not materially affected the Company’s results of operations, and during the three months ended March 31, 2016 and 2015, the Company’s results of operations were not materially affected by fluctuations in foreign currency exchange rates.

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

You should consider carefully the risk factors, together with all of the other information included in our Annual Report on Form 10-K for the year ended December 31, 2015. Each of these risk factors could adversely affect our business, results of operations and financial condition, as well as adversely affect the value of an investment in our common stock. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended March 31, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q quarterly report filed on August 7, 2014.)

3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)

10.1	Amendment to Employment Agreement dated as of April 1, 2016 between Celator Pharmaceuticals, Inc. and Scott T. Jackson (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed on April 5, 2016).

10.2	Amendment to Employment Agreement dated as of April 1, 2016 between Celator Pharmaceuticals, Inc. and Dr. Lawrence Mayer (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on April 5, 2016).

10.3	Amendment to Employment Agreement dated as of April 1, 2016 between Celator Pharmaceuticals, Inc. and Fred M. Powell (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K current report filed on April 5, 2016).

10.4	Amendment No. 1 to Loan and Security Agreement dated April 25, 2016 among Celator Pharmaceuticals, Inc., Celator Pharmaceuticals Corp. and Hercules Capital, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed on April 27, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.1	The following financial statements from Celator Pharmaceuticals Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31 2016 and December 31, 2015, (ii) the Statements of Loss for the three months ended March 31, 2016 and 2015, (iii) Statement of Shareholders’ Equity for the three months ended March 31, 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELATOR PHARMACEUTICALS, INC.

Signature	Title	Date

/s/ Scott T. Jackson Scott T. Jackson	Chief Executive Officer and a Director (principal executive officer)	May 10, 2016

/s/ Fred M. Powell Fred M. Powell	Vice President and Chief Financial Officer (principal financial and accounting officer)	May 10, 2016

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q quarterly report filed on August 7, 2014.)

3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K current report filed on April 18, 2013.)

10.1	Amendment to Employment Agreement dated as of April 1, 2016 between Celator Pharmaceuticals, Inc. and Scott T. Jackson (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed on April 5, 2016).

10.2	Amendment to Employment Agreement dated as of April 1, 2016 between Celator Pharmaceuticals, Inc. and Dr. Lawrence Mayer (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on April 5, 2016).

10.3	Amendment to Employment Agreement dated as of April 1, 2016 between Celator Pharmaceuticals, Inc. and Fred M. Powell (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K current report filed on April 5, 2016).

10.4	Amendment No. 1 to Loan and Security Agreement dated April 25, 2016 among Celator Pharmaceuticals, Inc., Celator Pharmaceuticals Corp. and Hercules Capital, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed on April 27, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.

101.1	The following financial statements from Celator Pharmaceuticals Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31 2016 and December 31, 2015, (ii) the Statements of Loss for the three months ended March 31, 2016 and 2015, (iii) Statement of Shareholders’ Equity for the three months ended March 31, 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

